Form 10-Q
period 1994-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1994-05-20
CIK 719184

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 1994
                               ...............................................


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from
                                ................. to ...................



Commission file number    0-11723
                       .......................................................




                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
................................................................................
             (Exact name of registrant as specified in its charter)



    California                                                  94-2883067
................................................................................
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)




               5520 LBJ Freeway, Suite 430, Dallas, Texas  75240
................................................................................
              (Address of principal executive offices)  (Zip code)



                                (214)  702-0027
................................................................................
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Index to Exhibits:   11

Total Pages:   19

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         PART I.  FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS
   ------    --------------------

                                 BALANCE SHEETS
                                  (unaudited)
                        (in thousands, except unit data)


                                                       MARCH 31,              DECEMBER 31,
ASSETS                                                   1994                    1993
- - ------                                                 ---------              -----------
Real estate, net of accumulated depreciation
  and allowance for possible losses................    $   8,221              $     8,347
                                                       ---------              -----------

Net Investment in Master Loan (net of allowance
  for possible losses of $39,730)..................       52,108                   52,108
                                                       ---------              -----------
Cash and cash equivalents..........................        4,146                    1,912
United States Treasury Notes, at cost (market -
  $6,313 in 1994 and $8,751 in 1993)...............        6,227                    8,572
Due from affiliates................................          376                      284
Other assets.......................................          568                      552
                                                       ---------              -----------
                                                       $  71,646              $    71,775
                                                       =========              ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - ------------------------------------------
   ................................................
Accounts payable and accrued expenses..............    $     191              $       232
Distributions payable..............................          141                      143
                                                       ---------              -----------
                                                             332                      375
                                                       ---------              -----------

Commitment (Note 4)............................

Partners' equity (deficit):
  Limited Partners - 909,154 units outstanding.....       71,706                   71,791
  General Partner..................................         (392)                    (391)
                                                       ---------              -----------
                                                          71,314                   71,400
                                                       ---------              -----------
                                                       $  71,646              $    71,775
                                                       =========              ===========

  The financial information included herein has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of the financial statements.

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          STATEMENTS OF OPERATIONS
                                 (unaudited)
                      (in thousands, except unit data)


                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                --------------------------------
                                                   1994                  1993
                                                ----------            ----------
  Revenues:
   Rental.....................................       $ 422                $  393
   Income on investment in Master Loan to
    affiliate.................................          85                   469
   Interest on investments....................         148                   162
                                                ----------            ----------
    Total revenues............................         655                 1,024
                                                ----------            ----------

  Costs and expenses:
   Property operations........................         413                   420
   Depreciation...............................         232                   202
   Administrative.............................         176                   273
                                                ----------            ----------
    Total costs and expenses (a)..............         821                   895
                                                ----------            ----------

  Income (loss) from operations...............        (166)                  129
  Other income (Note 5).......................          80                     -
                                                ----------            ----------

  Net income (loss)...........................       $ (86)               $  129
                                                ==========            ==========

  Net income (loss) per Limited Partnership
   Unit:
   Income (loss) from operations..............       $(.18)               $  .14
   Other income...............................         .09                     -
                                                ----------            ----------

   Net income (loss)..........................       $(.09)               $  .14
                                                ==========            ==========



(a) Costs and expenses include $80,000 and $127,000 to related parties for the three months ended March 31, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.


  The financial information included herein has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of the financial statements.

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                 (unaudited)

             For the Three Months Ended March 31, 1994 and 1993
                               (in thousands)


                                                                                        TOTAL
                                           GENERAL              LIMITED                PARTNERS'
                                           PARTNER              PARTNERS            EQUITY (DEFICIT)
                                          ---------           ----------           ------------------

Balance at December 31, 1992...........   $    (360)           $  74,906                $   74,546

Net income.............................           1                  128                       129
                                          ---------            ---------                ----------

Balance at March 31, 1993..............   $    (359)           $  75,034                $   74,675
                                          =========            =========                ==========


Balance at December 31, 1993...........   $    (391)           $  71,791                $   71,400

Net loss...............................          (1)                 (85)                      (86)
                                          ---------            ---------                ----------

Balance at March 31, 1994..............   $    (392)           $  71,706                $   71,314
                                          =========            =========                ==========


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                (in thousands)


                                                 FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                            ------------------------------
                                                1994              1993
                                            ------------      ------------
  Cash flows from operating activities:
   Cash received from tenants.............  $        389      $        333
   Cash paid to suppliers (a).............          (599)             (610)
   Interest received (b)..................           198             1,146
   Property taxes paid....................           (73)              (16)
   Other income received..................            80                 -
                                            ------------      ------------
  Net cash provided by (used in)
   operating activities...................            (5)              853
                                            ------------      ------------

  Cash flows from investing activities:
   Additions to real estate...............          (106)              (73)
   Advances on Master Loan................             -              (662)
   Principal receipts on Master Loan......             -                13
   Proceeds from sale of United States
    Treasury Notes........................         3,817                 -
   Purchase of a United States Treasury
    Note..................................        (1,472)                -
                                            ------------      ------------
  Net cash provided by (used in)
   investing activities...................         2,239               (722)
                                            ------------      -------------

  Net increase in cash and cash
   equivalents............................         2,234                131
  Cash and cash equivalents, at beginning
   of period..............................         1,912              1,595
                                            ------------      -------------
  Cash and cash equivalents, at end of
   period.................................  $      4,146      $       1,726
                                            ============      =============



   (a) Payments to related parties totaling $80,000 and $127,000 for the three months ended March 31, 1994 and 1993, respectively, are included in cash paid to suppliers.

   (b) Payments from related parties totaling $947,000 for the three months ended March 31, 1993 are included in interest received.

           See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.


   The financial information included herein has been prepared by management without audit by independent public accountants.


  The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         Notes to Financial Statements
                                March 31, 1994
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Institutional Properties/2 (the "Partnership") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report"), and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to the General Partner, ConCap Equities, Inc. ("CEI"), Investor Relations, 5520 LBJ Freeway, Suite 430, Dallas, Texas 75240.

Net Income (Loss) Per Limited Partnership Unit
- - ----------------------------------------------

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding of 909,154 and 909,174 for the three months ended March 31, 1994 and 1993, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three month periods ended March 31, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to an unaffiliated property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI"), an affiliate of the General Partner, for advisory services related to day-to-day property operations. Fees paid to PSI have been reflected in the following table as compensation to related parties:

                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                              ------------------------------
COMPENSATION                                      1994              1993
- - ------------                                  ------------      ------------
                                                      (in thousands)

Charged to property operations expense:
     Property management fee................  $          4      $          4
                                              ============      ============

The Partnership Agreement provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                              ------------------------------
REIMBURSEMENTS                                    1994              1993
- - --------------                                ------------      ------------
                                                       (in thousands)

Charged to administrative expenses:
 Reimbursement of administrative expenses
  (including payroll reimbursements)........  $        76       $        123
                                              ===========       ============

In addition to the compensation and reimbursement described above, interest payments are received from and loan advances are made to Consolidated Capital Equity Partners/Two, Ltd. ("CCEP/2") pursuant to the Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - INVESTMENT IN MASTER LOAN
- - ----------------------------------

Interest due to the Partnership according to the terms of the Master Loan Agreement but not recognized in the income statements totaled approximately $4.2 million and $3.4 million for the three months ended March 31, 1994 and 1993, respectively. At March 31, 1994, such cumulative unrecognized interest totaling approximately $82.8 million was not included in the balance of the investment in Master Loan.

Effective January 1, 1993, the Partnership and CCEP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. During the three months ended March 31, 1993, the Partnership paid $662,000 of capital improvement advances accrued at December 31, 1992.

NOTE 4 - COMMITMENT
- - -------------------

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes, at market, totaling approximately $10.5 million at March 31, 1994, exceeded the reserve requirement of approximately $7.6 million.

NOTE 5 - OTHER INCOME
- - ---------------------

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received $80,472 in cash, 1,468 shares of Southmark Corporation Redeemable Series A Preferred Stock and 10,738 shares of Southmark Corporation New Common Stock representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Property Operations:

Rental revenues for the three months ended March 31, 1994 increased $29,000 or 7% over 1993, primarily as a result of higher average occupancy at the Partnership's sole property, the North Park Plaza Office Complex. Depreciation expense for the three months of 1994 increased $30,000 or 15% over 1993 due to capital improvements at the property.

Administrative Expenses:

Administrative expenses for the three months ended March 31, 1994, decreased $97,000 or 36% from 1993 primarily due to decreased administrative overhead costs and other professional fees.

Interest on Investments:

Interest income on investments for the three months ended March 31, 1994, decreased $14,000 or 9% from 1993 primarily because of lower interest rates earned on the Partnership's Treasury Notes.

Income on Investment in Master Loan:

As described below under "Status of the Master Loan," income on the Investment in Master Loan is based on operations of Consolidated Capital Equity Partners/2's ("CCEP/2") properties which secure the Master Loan. The following table summarizes the sources of income and payments on the Investment in Master Loan with respect to CCEP/2's operations during the three months ended March 31, 1994 and 1993, respectively:


                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                     ----------------------
                                                        1994        1993
                                                     -----------  ---------
                                                          (in thousands)

Funds provided by property operations..............  $     4,531  $   4,327
Funds used for property operations (includes
 administrative expenses)..........................       (3,691)    (3,087)
Debt service payments on underlying notes payable..         (761)      (761)
                                                     -----------  ---------
Net funds provided by property operations..........           79        479
Net investing activity.............................            6          3
                                                     -----------  ---------
Net funds provided.................................  $        85  $     482
                                                     ===========  =========

Master Loan activity:
Principal receipts on Master Loan..................  $         -  $      13
Interest income....................................           85        469
                                                     -----------  ---------
                                                     $        85  $     482
                                                     ===========  =========

During the three months ended March 31, 1994, income on the Investment in Master Loan decreased $397,000 or 82% from 1993, primarily as a result of a $400,000 decrease in net funds provided by property operations resulting from increased leasing expenses at Richmond Plaza, one of the CCEP/2 office buildings. During the first quarter of 1994, Richmond Plaza was successful in obtaining the renewal of a lease with the tenant who occupies 48% of the building. At March 31, 1994, CCEP/2 accrued lease commissions totaling $455,000, related to the lease renewal, which are due to the building's management company as provided for in the management agreement.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Three Months Ended March 31, 1994
- - ---------------------------------

The Partnership's sole cash inflow for the three months ended March 31, 1994, was approximately $3.8 million of proceeds from the sale of United States Treasury Notes. The primary uses of cash, which totaled approximately $1.6 million during the same period, consisted of the purchase of a United States Treasury Notes of approximately $1.5 million and additions to real estate of $106,000.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes, at market, totaling approximately $10.5 million at March 31, 1994, exceeded the reserve requirement of approximately $7.6 million.

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received $80,472 in cash, 1,468 shares of Southmark Corporation Redeemable Series A Preferred Stock and 10,738 shares of Southmark Corporation New Common Stock representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Status of the Master Loan
- - -------------------------

Effective January 1, 1993, the Partnership and CCEP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. During the three months ended March 31, 1994, the Partnership made no advances on the Master Loan. However, during the first three months of 1993, the Partnership paid $662,000 of Master Loan advances accrued at December 31, 1992.

CCEP/2 Property Operations
- - --------------------------

For the three months ended March 31, 1994, CCEP/2's net loss totaled approximately $4.7 million on total revenues of approximately $4.5 million primarily because of the recognition of approximately $4.3 million in interest expense attributable to the Master Loan, of which approximately $4.2 million represents interest accrued in excess of required Excess Cash Flow payments. CCEP/2 recognizes interest expense on the Master Loan obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined in the Master Loan Agreement. CCEP/2 will continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

Richmond Plaza Office Building
- - ------------------------------

The Richmond Plaza Office Building ("Richmond Plaza") leases 48% of its leasable square feet to a single tenant under a lease which was scheduled to expire in July 1994. The tenant had previously expressed its desire to relocate its offices. As a result of the general partner's and the building management company's extensive renewal efforts, CCEP/2 was successful in obtaining the renewal of the tenant's lease during the first quarter of 1994. Since the former lease was based on rental rates that were higher than current market rates, future rental revenue from this tenant will not be consistent with prior years. At March 31, 1994, CCEP/2 accrued lease commissions totaling $455,000, related to the lease renewal, which are due to the building's management company as provided for in the management agreement. CCEP/2 expects to pay this accrued lease commission in the second quarter of 1994. Richmond Plaza secures approximately $14.7 million in mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2.4 million. The first lien note matured in March 1994. During the second quarter of 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note to March 1995.

Village Brooke Apartments
- - -------------------------

The Village Brooke Apartments, located in Cincinnati, Ohio, secures approximately $6.9 million of first lien mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2 million. The first lien note matures in June 1994. Management expects to extend the maturity of the first lien note to June 1995, however, no assurance can be given that the extension will be completed.

                          PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - ------   -----------------

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings as of March 31, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - ------   --------------------------------

(a) Exhibits:


        S-K REFERENCE                                              SEQUENTIAL
           NUMBER                      DESCRIPTION                 PAGE NUMBER
       ---------------                 -----------                 -----------
            28.1        Consolidated Capital Equity Partners/Two,     13-19
                        L.P., unaudited Financial Statements for
                        the three months ended March 31, 1994,
                        and 1993.

(b) Reports on Form 8-K:

    None.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                        By:  CONCAP EQUITIES, INC.
                             Its General Partner,



May 19, 1994                        By:  /s/ David C. Meek
- - ------------------------------           --------------------------------
Date                                     David C. Meek
                                         President


May 19, 1994                        By:  /s/ David K. Ronck
- - ------------------------------           --------------------------------
Date                                     David K. Ronck
                                         Vice President and Secretary


May 19, 1994                        By:  /s/ Patricia L. Campbell
- - ------------------------------           --------------------------------
Date                                     Patricia L. Campbell
                                         Vice President and Treasurer
                                         (chief accounting officer)

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                         UNAUDITED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1994 AND 1993

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                                 BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)


                                                     MARCH 31,     DECEMBER 31,
ASSETS                                                 1994            1993
- - ------                                             ------------    ------------
Real estate, net of accumulated depreciation..... $     66,501    $      67,634
                                                   ------------    ------------

Cash and cash equivalents........................         1,953           1,506
Investments in limited partnerships..............         2,508           2,508
Other assets.....................................         2,943           2,383
                                                   ------------    ------------
                                                  $      73,905   $      74,031
                                                   ============    ============

LIABILITIES AND PARTNERS' DEFICIT
- - ---------------------------------

Master Loan and interest payable................. $     174,590   $     170,364
Notes and interest payable.......................        26,217          26,354
Other liabilities................................         1,800           1,881
Due to affiliates................................           848             302
                                                   ------------    ------------
                                                        203,455         198,901
                                                   ------------    ------------

Partners' deficit:
 Limited Partners................................      (128,268)       (123,635)
 General Partner.................................        (1,282)         (1,235)
                                                   ------------    ------------
                                                       (129,550)       (124,870)
                                                   ------------    ------------
                                                  $      73,905   $      74,031
                                                   ============    ============


  The financial information included herein has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)
                                 (in thousands)

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                  -------------------------
                                                    1994              1993
                                                  -------           -------
Revenues:
  Rental.......................................  $  4,475          $  4,234
  Interest.....................................         6                 3
                                                  -------           -------

    Total revenues.............................     4,481             4,237
                                                  -------           -------

Costs and expenses:
  Interest (a).................................     4,936             4,592
  Property operations..........................     2,634             2,547
  Depreciation.................................     1,453             1,492
  Administrative...............................       138               135
                                                  -------           -------

    Total costs and expenses (b)...............     9,161             8,766
                                                  -------           -------

Net loss.......................................  $ (4,680)         $ (4,529)
                                                  =======           =======



(a) Interest expense includes approximately $4.3 million and $3.9 million to related parties for the three months ended March 31, 1994 and 1993, respectively.

(b) Costs and expenses include $354,000 and $252,000 to related parties for the three months ended March 31, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in Note 2 of the financial statements.



  The financial information included herein has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (unaudited)

               For the Three Months Ended March 31, 1994 and 1993
                                 (in thousands)

                                                        TOTAL
                                GENERAL    LIMITED    PARTNERS'
                                PARTNER   PARTNERS    (DEFICIT)
                                --------  ---------   ---------

Balance at December 31, 1992.. $ (1,064)  $(106,657)  $(107,721)

Net loss                            (45)     (4,484)     (4,529)
                                -------    --------    --------

Balance at March 31, 1993..... $ (1,109)  $(111,141)  $(112,250)
                                =======    ========    ========


Balance at December 31, 1993.. $ (1,235)  $(123,635)  $(124,870)

Net loss                            (47)     (4,633)     (4,680)
                                -------    --------    --------

Balance at March 31, 1994      $ (1,282)  $(128,268)  $(129,550)
                                =======    ========    ========


  The financial information included herein has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                 (in thousands)

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                              ---------------------------------
                                                   1994              1993
                                              ---------------    --------------
  Cash flows from operating activities:
   Cash received from tenants.............   $          4,531   $         4,327
   Cash paid to suppliers (a).............             (2,675)           (2,455)
   Interest received......................                  6                 3
   Interest paid (b)......................               (624)           (1,583)
   Property taxes paid....................               (334)             (428)
                                              ---------------    --------------
  Net cash provided by (used in)
   operating activities...................                904              (136)
                                              ---------------    --------------

  Cash flows from investing activities:
   Additions to real estate...............               (320)             (275)
                                              ---------------    --------------

  Cash flows from financing activities:
   Advances on Master Loan................                  -               662
   Principal payments on Master Loan......                  -               (13)
   Principal payments on notes payable....               (137)             (125)
                                              ---------------    --------------
  Net cash provided by (used in)
   financing activities...................               (137)              524
                                              ---------------    --------------

  Net increase in cash and cash
   equivalents............................                447               113
  Cash and cash equivalents, at beginning
   of period..............................              1,506             1,149
                                              ---------------    --------------
  Cash and cash equivalents, at end of
   period.................................   $          1,953   $         1,262
                                              ===============    ==============



(a) Payments to related parties totaling $354,000 and $252,000 for the three months ended March 31, 1994 and 1993, respectively, are included in cash paid to suppliers. See supplemental information with respect to related party transactions in Note 2 of the financial statements.

(b) Payments to related parties totaling $947,000 for the three months ended March 31, 1993 are included in interest paid.



  The financial information included herein has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                         Notes to Financial Statements
                                 March 31, 1994
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") and the results of its operations. CCEP/2's general partner, ConCap Holdings, Inc. ("CHI") is a wholly-owned subsidiary of ConCap Equities, Inc. ("CEI"). All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

The financial statements and notes included herein omit certain disclosures required by generally accepted accounting principles, and should be read in conjunction with CCEP/2's financial statements contained in Consolidated Capital Institutional Properties/2's ("CCIP/2") Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Annual Report"), and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to ConCap Equities, Inc., Investor Relations, 5520 LBJ Freeway, Suite 430, Dallas, Texas 75240.

Presentation of Accounts
- - ------------------------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

CCEP/2 has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three month periods ended March 31, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI"), an affiliate of the General Partner, for advisory services related to day-to-day property operations. During the three months ended March 31, 1993, day-to-day property management services were provided to 11 of CCEP/2's properties by unaffiliated management companies. Also, during 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of CHI, performed day-to-day property management responsibilities for one of CCEP/2's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for three additional CCEP/2 properties in January 1994. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of CHI. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for advising and consulting services for CCEP/2's properties. Advisory fees paid pursuant to this agreement are reflected in the following table:

                                           FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                           --------------------
COMPENSATION                                  1994       1993
- - ------------                               ---------   --------
                                              (in thousands)
Charged to property operations expense:
 Property management fee................. $      127  $      85

Charged to administrative expense:
 Investment advisory fees................         48         55
                                           ---------   --------
                                          $      175  $     140
                                           =========   ========

The Partnership Agreement provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of CCEP/2's activities and for reimbursement to Coventry for expenses related to property operations (primarily salaries and related costs for on-site property personnel). CHI and its affiliates, including Coventry, received reimbursements included in the following table:


                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        --------------------
REIMBURSEMENTS                                            1994       1993
- - --------------                                          ---------  ---------
                                                           (in thousands)
Charged to property operations expenses:
 Reimbursement of direct property expense.............  $     125  $      55

Charged to administrative expenses:
 Reimbursement of administrative expenses (including
  payroll reimbursements).............................         54         57
                                                         --------   --------

                                                        $     179  $     112
                                                         ========   ========

In addition to the compensation and reimbursements described above, interest payments are paid to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

During the first quarter of 1994, CCEP/2 was successful in obtaining the renewal of a lease with the tenant who occupies 48% of the Richmond Plaza Office Building. At March 31, 1994, CCEP/2 accrued lease commissions totaling $455,000, related to the lease renewal, which are due to Coventry as provided for in the management agreement. CCEP/2 expects to pay this accrued lease commission in the second quarter of 1994.

NOTE 3 - MASTER LOAN AND ACCRUED INTEREST PAYABLE
- - -------------------------------------------------

Effective January 1, 1993, CCEP/2 and CCIP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan to CCEP/2. During the three months ended March 31, 1993, CCEP/2 received $662,000 of capital improvement advances accrued at December 31, 1992. No such loan advances from CCIP/2 occurred during the three months ended March 31, 1994.