Form 10-Q
period 1994-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1994-08-19
CIK 719184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1994
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number      0-11723
                       --------------------------------------------------------


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        California                                                  94-2883067
- - -------------------------------------------------------------------------------
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               5520 LBJ Freeway, Suite 430, Dallas, Texas 75240
- - -------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)


                                (214) 702-0027
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Index to Exhibits:  11

Total Pages:  19

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - ------  --------------------

                                BALANCE SHEETS
                                  (unaudited)
                       (in thousands, except unit data)

                                                   JUNE 30,     DECEMBER 31,
ASSETS                                               1994           1993
- - ------                                             --------     ------------

Real estate, net of accumulated depreciation and
  allowance for possible losses...................  $ 8,279        $ 8,347
                                                    -------        -------
Net Investment in Master Loan.....................   52,065         52,108
                                                    -------        -------
Cash and cash equivalents.........................    4,293          1,912
United States Treasury Notes and other investments,
 at cost (market - $6,281 in 1994 and $8,751 in
 1993)............................................    6,238          8,572
Due from affiliates...............................      777            284
Other assets......................................      541            552
                                                    -------        -------
                                                    $72,193        $71,775
                                                    =======        =======


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - ------------------------------------------

Accounts payable and accrued expenses.............  $   207        $   232
Distributions payable.............................      141            143
                                                    -------        -------
                                                        348            375
                                                    -------        -------

Commitment (Note 4)...............................

Partners' equity (deficit):
 Limited Partners - 909,154 units outstanding.....   72,232         71,791
 General Partner..................................     (387)          (391)
                                                    -------        -------
                                                     71,845         71,400
                                                    -------        -------
                                                    $72,193        $71,775
                                                    =======        =======





   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                               INCOME STATEMENTS
                                  (unaudited)
                       (in thousands, except unit data)

                                                 FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                         ENDED JUNE 30,
                                            ------------------------------        ------------------------------
                                                1994             1993                  1994            1993
                                            -------------    -------------        -------------    -------------
Revenues:
  Rental..................................  $         408    $         347        $         830    $         740
  Income on investment in Master Loan.....            739              810                  824            1,279
  Interest on investments.................            160              157                  308              319
                                            -------------    -------------        -------------    -------------
    Total revenues........................          1,307            1,314                1,962            2,338
                                            -------------    -------------        -------------    -------------

Costs and expenses:
  Property operations.....................            398              390                  811              810
  Depreciation............................            239              202                  471              404
  Administrative..........................            150              191                  326              464
                                            -------------    -------------        -------------    -------------
    Total costs and expenses (a)..........            787              783                1,608            1,678
                                            -------------    -------------        -------------    -------------

Income from operations....................            520              531                  354              660
Other income (Note 5).....................              -                -                   91                -
                                            -------------    -------------        -------------    -------------

Net income................................  $         520    $         531        $         445    $         660
                                            =============    =============        =============    =============

Net income per Limited Partnership Unit:
  Income from operations..................  $         .56    $         .58        $         .38    $         .72
  Other income............................              -                -                  .10                -
                                            -------------    -------------        -------------    -------------

Net income................................  $         .56    $         .58        $         .48    $         .72
                                            =============    =============        =============    =============






(a) Costs and expenses include $96,000 and $111,000 to related parties for the three months ended June 30, 1994 and 1993, respectively, and $176,000 and $238,000 for the six months ended June 30, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.



   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (unaudited)

                For the Six Months Ended June 30, 1994 and 1993
                                (in thousands)

                                                                      TOTAL
                                     GENERAL      LIMITED           PARTNERS'
                                     PARTNER      PARTNERS      EQUITY (DEFICIT)
                                     -------      --------      ----------------
Balance at December 31, 1992......   $  (360)     $ 74,906          $ 74,546

Net income........................         7           653               660
                                     -------      --------          --------

Balance at June 30, 1993..........   $  (353)     $ 75,559          $ 75,206
                                     =======      ========          ========

Balance at December 31, 1993......   $  (391)     $ 71,791          $ 71,400

Net income........................         4           441               445
                                     -------      --------          --------

Balance at June 30, 1994..........   $  (387)     $ 72,232          $ 71,845
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

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                (in thousands)


                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                         ---------------------
                                                           1994         1993
                                                         --------     --------

Cash flows from operating activities:
   Cash received from tenants.........................    $   837      $   695
   Cash paid to suppliers (a).........................     (1,134)      (1,197)
   Interest received (b)..............................        686        1,842
   Property taxes paid................................        (73)         (16)
   Other income received..............................         80            -
                                                         --------     --------
Net cash provided by operating activities.............        396        1,324
                                                         --------     --------

Cash flows from investing activities:
   Additions to real estate...........................       (403)        (265)
   Advances on Master Loan............................          -         (662)
   Principal receipts on Master Loan..................         43          321
   Proceeds from sale of United State Treasury Notes..      3,817            -
   Purchase of a United States Treasury Note..........     (1,472)           -
                                                         --------     --------
Net cash provided by (used in) investing activities...      1,985         (606)
                                                         --------     --------

Net increase in cash and cash equivalents.............      2,381          718
Cash and cash equivalents, at beginning of period.....      1,912        1,595
                                                         --------     --------
Cash and cash equivalents, at end of period               $ 4,293      $ 2,313
                                                         ========     ========



(a) Payments to related parties totaling $176,000 and $238,000 for the six months ended June 30, 1994 and 1993, respectively, are included in cash paid to suppliers.

(b) Payments from related parties totaling $339,000 and approximately $1.5 million for the six months ended June 30, 1994 and 1993, are included in interest received.

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

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         Notes to Financial Statements
                                 June 30, 1994
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Institutional Properties/2 (the "Partnership") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

Net Income Per Limited Partnership Unit
- - ---------------------------------------

Net income per Limited Partnership Unit is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding of 909,154 and 909,174 for the six months ended June 30, 1994 and 1993, respectively.

Presentation of Accounts
- - ------------------------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the six month periods ended June 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to an unaffiliated property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI"), an affiliate of the General Partner, for advisory services related to day-to-day property operations. Fees paid to PSI have been reflected in the following table as compensation to related parties:

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                       -----------------------
COMPENSATION                                             1994           1993
- - ------------                                           --------       --------
                                                            (in thousands)
Charged to property operations expense:
  Property management fee............................  $      8       $      7
                                                       ========       ========

The Partnership Agreement provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                       -----------------------
REIMBURSEMENTS                                           1994           1993
- - --------------                                         --------       --------
                                                            (in thousands)
Charged to administrative expense:
  Reimbursement of administrative expenses (including
    payroll reimbursements)..........................  $    168       $    231
                                                       ========       ========

In addition to the compensation and reimbursement described above, interest payments are received from and loan advances are made to Consolidated Capital Equity Partners/Two, Ltd. ("CCEP/2") pursuant to the Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - INVESTMENT IN MASTER LOAN
- - ----------------------------------

General
- - -------

Interest due to the Partnership according to the terms of the Master Loan Agreement but not recognized in the income statements totaled approximately $3.6 million and $7.8 million for the three and six months ended June 30, 1994, and approximately $3.1 million and $6.6 million for the three and six months ended June 30, 1993. At June 30, 1994, such cumulative unrecognized interest totaling approximately $86.4 million was not included in the balance of the investment in Master Loan.

Effective January 1, 1993, the Partnership and CCEP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. During the six months ended June 30, 1993, the Partnership paid $662,000 of capital improvement advances accrued at December 31, 1992.

NOTE 4 - COMMITMENT
- - -------------------

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and United States Treasury Notes and other investments, at market, totaling approximately $10.6 million at June 30, 1994, exceeded the reserve requirement of approximately $7.6 million.

NOTE 5 - OTHER INCOME
- - ---------------------

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received cash, 1,468 shares of Southmark Corporation Redeemable Series A Preferred Stock and 10,738 shares of Southmark Corporation New Common Stock, with a total market value on the date of receipt of $91,000, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Property Operations:

Rental revenues for the three and six months ended June 30, 1994, increased $61,000 or 18% and $90,000 or 12%, respectively, over 1993 primarily as a result of higher average occupancy at the Partnership's sole property, the North Park Plaza Office Complex. Depreciation expense for the three and six months ended June 30, 1994, increased $37,000 or 18% and $67,000 or 17%, respectively, over 1993 due to capital improvements at the property.

Administrative Expenses:

Administrative expenses for the three and six months ended June 30, 1994, decreased $41,000 or 21% and $138,000 or 30%, respectively, from 1993 primarily due to decreased administrative overhead costs and other professional fees.

Interest on Investments:

Interest on investments for the six months ended June 30, 1994, was comparable with 1993.

Income on Investment in Master Loan:

As described below under "Status of the Master Loan," income on the Investment in Master Loan is based on operations of CCEP/2's properties which secure the Master Loan. The following table summarizes the sources of income and payments on the investment in Master Loan with respect to CCEP/2's operations during the six months ended June 30, 1994 and 1993, respectively:

                                                       FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                     -------------------------
                                                         1994         1993
                                                     -----------   -----------

Funds provided by property operations..............  $     9,235   $     8,820
Funds used for property operations (includes
  administrative expenses).........................       (6,872)       (5,706)
Debt service payments on underlying notes payable..       (1,511)       (1,522)
                                                     -----------   -----------
Net funds provided by property operations..........          852         1,592
Net investing activity.............................           15             8
                                                     -----------   -----------
Net funds provided.................................  $       867   $     1,600
                                                     ===========   ===========

Master Loan activity:
Principal receipts on Master Loan..................  $        43   $       321
Interest income....................................          824         1,279
                                                     -----------   -----------
                                                     $       867   $     1,600
                                                     ===========   ===========

During the six months ended June 30, 1994, net funds provided for payments on the Master Loan decreased $733,000 or 46% from 1993 primarily as a result of a $1.2 million increase in funds used for property operations resulting from higher capital expenditures at CCEP/2's properties and increased leasing expenses at Richmond Plaza, one of the CCEP/2 office buildings. During the first quarter of 1994, Richmond Plaza was successful in obtaining the renewal of a lease with the tenant who occupies 48% of the building. In May 1994, CCEP/2 paid lease commissions totaling $455,000, related to the lease renewal, which were due to the building's management company as provided for in the management agreement.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Six Months Ended June 30, 1994
- - ------------------------------

The Partnership's cash inflows, which totaled approximately $4.3 million during the six months ended June 30, 1994, consisted of proceeds from the sale of United States Treasury Notes of approximately $3.8 million, net cash provided by operations of $396,000 and principal receipts on the Master Loan of $43,000. The primary uses of cash, which totaled approximately $1.9 million during the same period, consisted of the purchase of a United States Treasury Note of approximately $1.5 million and additions to real estate of $403,000.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes and other investments, at market, totaling approximately $10.6 million at June 30, 1994, exceeded the reserve requirement of approximately $7.6 million.

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received cash, 1,468 shares of Southmark Corporation Redeemable Series A Preferred Stock and 10,738 shares of Southmark Corporation New Common Stock, with a total market value on the date of receipt of $91,000, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Status of the Master Loan
- - -------------------------

Effective January 1, 1993, the Partnership and CCEP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. During the six months ended June 30, 1994, the Partnership made no advances on the Master Loan. However, during the first six months of 1993, the Partnership paid $662,000 of Master Loan advances accrued at December 31, 1992.

CCEP/2 Property Operations
- - --------------------------

For the three and six months ended June 30, 1994, CCEP/2's net losses totaled approximately $4.5 million and $9.2 million, respectively, on total revenues of approximately $4.6 million and $9.1 million, respectively, primarily due to the recognition of approximately $4.4 million and $8.7 million, respectively, in interest expense attributable to the Master Loan, of which approximately $3.6 million and $7.8 million, respectively, represents interest accrued in excess of required Excess Cash Flow payments. CCEP/2 recognizes interest expense on the Master Loan obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined in the Master Loan Agreement. CCEP/2 will continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

Richmond Plaza Office Building
- - ------------------------------

The Richmond Plaza Office Building ("Richmond Plaza") leases 48% of its leasable square feet to a single tenant under a lease which was scheduled to expire in July 1994. The tenant had previously expressed its desire to relocate its offices. As a result of the general partner's and the building management company's extensive renewal efforts, CCEP/2 was successful in obtaining the renewal of the tenant's lease during the first quarter of 1994. Since the former lease was based on rental rates that were higher than current market rates, future rental revenue from this tenant will not be consistent with prior years. In May 1994, CCEP/2 paid lease commissions totaling $455,000, related to the lease renewal, which were due to the building's management company as provided for in the management agreement. Richmond Plaza secures approximately $14.6 million in mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2.4 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in March 1994, to March 1995.

Village Brooke Apartments
- - -------------------------

The Village Brooke Apartments, located in Cincinnati, Ohio, secures approximately $6.9 million of first lien mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in June 1994, to June 1995.

Town Center Office Complex
- - --------------------------

The Town Center Office Complex located in Santa Ana, California, secures approximately $3.1 million of third party mortgage debt in three notes payable superior to approximately $16.6 million of the investment in Master Loan. The Town Center Office Complex consists of four buildings ("Phases I, II, III and IV"). The note payable of approximately $897,000, secured by Phase III matured in October 1992. The note payable of approximately $1.1 million secured by Phase IV matured in July 1993. In April 1994, management negotiated an extension and modification of these notes which provide for a reduced interest rate, and extension of the maturities to October 2000.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- - ------  -----------------

The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings as of June 30, 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- - ------  --------------------------------

(a)  Exhibits:


        S-K REFERENCE                                                                                      SEQUENTIAL
            NUMBER                                           DESCRIPTION                                  Page NUMBER
        -------------                                        -----------                                  -----------
             28.1                              Consolidated Capital Equity Partners/Two,                     13-19
                                               L.P., unaudited Financial Statements for the
                                               six months ended June 30, 1994, and 1993.


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

                                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            By: CONCAP EQUITIES, INC.
                                Its General Partner,


August 19, 1994                 By: /s/David C. Meek
- - ------------------------            ------------------------------------------
Date                                David C. Meek
                                    President


August 19, 1994                 By: /s/David K. Ronck
- - ------------------------            ------------------------------------------
Date                                David K. Ronck
                                    Vice President and Secretary


August 19, 1994                 By: /s/Patricia L. Campbell
- - ------------------------            ------------------------------------------
Date                                Patricia L. Campbell
                                    Vice President and Treasurer
                                    (chief accounting officer)

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                        UNAUDITED FINANCIAL STATEMENTS

                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1994 AND 1993

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                                BALANCE SHEETS
                                  (unaudited)
                                (in thousands)


                                                    JUNE 30,       DECEMBER 31,
ASSETS                                                1994             1993
- - ------                                            ------------     ------------

Real estate, net of accumulated depreciation..... $     65,522     $     67,634
                                                  ------------     ------------

Cash and cash equivalents........................        1,927            1,506
Investments in limited partnerships..............        2,508            2,508
Other assets.....................................        2,609            2,383
                                                  ------------     ------------
                                                  $     72,566     $     74,031
                                                  ============     ============


LIABILITIES AND PARTNERS' DEFICIT
- - ---------------------------------

Master Loan and interest payable................. $    178,174     $    170,364
Notes payable....................................       26,085           26,354
Other liabilities................................        1,562            1,881
Due to affiliates................................          777              302
                                                  ------------     ------------
                                                       206,598          198,901
                                                  ------------     ------------

Contingency (Note 4).............................

Partners' deficit:
  Limited Partners...............................     (132,705)        (123,635)
  General Partner................................       (1,327)          (1,235)
                                                  ------------     ------------
                                                      (134,032)        (124,870)
                                                  ------------     ------------
                                                  $     72,566     $     74,031
                                                  ============     ============

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)


                                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                               ENDED JUNE 30,        ENDED JUNE 30,
                                           --------------------    -------------------
                                             1994        1993        1994       1993
                                           --------    --------    --------   --------

Revenues:
  Rental ..............................    $  4,602   $  4,475     $  9,077   $  8,709
  Interest.............................           9          5           15          8
                                           --------   --------     --------   --------
   Total revenues......................       4,611      4,480        9,092      8,717
                                           --------   --------     --------   --------

Costs and expenses:
  Interest (a)........................        4,992      4,588        9,928      9,180
  Property operations.................        2,512      2,607        5,146      5,154
  Depreciation........................        1,444      1,502        2,897      2,994
  Administrative......................          145        132          283        267
                                           --------   --------     --------   --------
     Total costs and expenses (b)......       9,093      8,829       18,254     17,595
                                           --------   --------     --------   --------
Net loss...............................    $ (4,482)  $ (4,349)    $ (9,162)  $ (8,878)
                                           ========   ========     ========   ========


(a) Interest expense includes approximately $4.4 and $4 million to related parties for the three months ended June 30, 1994 and 1993, respectively, and approximately $8.7 and $7.9 million for the six months ended June 30, 1994 and 1993, respectively.

(b) Costs and expenses include $364,000 and $247,000 to related parties for the three months ended June 30, 1994 and 1993, respectively, and $718,000 and $499,000 for the six months ended June 30, 1994 and 1993, respectively. See supplemental information with respect to related parties in Note 2 of the financial statements.

  The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (unaudited)

                For the Six Months Ended June 30,1994 and 1993
                                (in thousands)



                                                                       TOTAL
                                    GENERAL         LIMITED           PARTNERS'
                                    PARTNER         PARTNERS          (DEFICIT)
                                   ---------       ----------        -----------

Balance at December 31, 1992.....  $ (1,064)       $ (106,657)       $ (107,721)

Net loss.........................       (89)           (8,789)           (8,878)
                                   --------        ----------        ----------

Balance at June 30, 1993.........  $ (1,153)       $ (115,446)       $ (116,599)
                                   ========        ==========        ==========


Balance at December 31, 1993.....  $ (1,235)       $ (123,635)       $ (124,870)

Net loss.........................       (92)           (9,070)           (9,162)
                                   --------        ----------        ----------

Balance at June 30, 1994.........  $ (1,327)       $ (132,705)       $ (134,032)
                                   ========        ==========        ==========





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

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                (in thousands)

                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         ---------------------
                                                           1994         1993
                                                         --------     --------
Cash flows from operating activities:
  Cash received from tenants..........................   $  9,235     $  8,820
  Cash paid to suppliers (a)..........................     (5,273)      (4,225)
  Interest received...................................         15            8
  Interest paid (b)...................................     (1,581)      (2,790)
  Property taxes paid.................................       (878)      (1,048)
                                                         --------     --------
Net cash provided by operating activities.............      1,518          765
                                                         --------     --------

Cash flows from investing activities:
  Additions to real estate............................       (785)        (453)
                                                         --------     --------

Cash flows from financing activities:
  Advances on Master Loan.............................          -          662
  Principal payments on Master Loan...................        (43)        (321)
  Principal payments on notes payable.................       (269)        (253)
                                                         --------     --------
Net cash provided by (used in) financing activities...       (312)          88
                                                         --------     --------

Net increase in cash and cash equivalents.............        421          400
Cash and cash equivalents, at beginning of period.....      1,506        1,149
                                                         --------     --------
Cash and cash equivalents, at end of period...........   $  1,927     $  1,549
                                                         ========     ========













(a) Payments to related parties totaling approximately $1.2 million and $499,000 for the six months ended June 30, 1994 and 1993, respectively, are included in cash paid to suppliers. See supplemental information with respect to related parties in Note 2 of the financial statements.

(b) Payments to related parties totaling $339,000 and approximately $1.5 million for the six months ended June 30, 1994 and 1993, are included in interest paid.

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                         Notes to Financial Statements
                                 June 30, 1994
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") and the results of its operations. CCEP/2's general partner, ConCap Holdings, Inc. ("CHI") is a wholly-owned subsidiary of ConCap Equities, Inc. ("CEI"). All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

CCEP/2 has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the six month periods ended June 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI"), an affiliate of the General Partner, for advisory services related to day-to-day property operations. During the six months ended June 30, 1993, day-to-day property management services were provided to 11 of CCEP/2's properties by unaffiliated management companies. Also, during 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of CHI, performed day-to-day property management responsibilities for one of CCEP/2's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for three additional CCEP/2 properties in January 1994. The management fee arrangement with Coventry and the unaffiliated management companies also provided for the payment of leasing commissions to the management companies as compensation for their services in connection with obtaining new or renewed leases with tenants of the commercial office buildings. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of CHI. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for advising and consulting services for CCEP/2's properties. Advisory fees paid pursuant to this agreement are reflected in the following table:

                                                 FOR THE SIX MONTHS
                                                    ENDED JUNE 30,
                                               -----------------------
COMPENSATION                                      1994          1993
- - ------------                                   ---------     ---------
                                                    (in thousands)
Charged to other assets:
  Lease commissions.........................   $     455     $       -

Charged to property operations expense:
  Property management fee...................         254           177

Charged to administrative expense:
  Investment advisory fees..................          96            96
                                               ---------     ---------

                                               $     805     $     273
                                               =========     =========

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

                                                          FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                        -----------------------
REIMBURSEMENT                                              1994          1993
- - -------------                                           ---------     ---------
                                                             (in thousands)
Charged to property operations expenses:
  Reimbursement of direct property expense...........   $     254     $     116

Charged to administrative expenses:
  Reimbursement of administrative expenses (including
    payroll reimbursements)..........................         114           110
                                                        ---------     ---------

                                                        $     368     $     226
                                                        =========     =========

In addition to the compensation and reimbursements described above, interest payments are paid to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - MASTER LOAN AND ACCRUED INTEREST PAYABLE
- - -------------------------------------------------

Effective January 1, 1993, CCEP/2 and CCIP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan to CCEP/2. During the six months ended June 30, 1993, CCEP/2 received $662,000 of capital improvement advances accrued at December 31, 1992. No such loan advances from CCIP/2 occurred during the six months ended June 30, 1994.

NOTE 4 - CONTINGENCY
- - --------------------

In 1993, the parking garage adjacent to the Chagrin Richmond Office Building suffered a structural failure, and since that time the garage has been partially closed. The Chagrin Richmond Office Building secures approximately $1.5 million of third party mortgage debt, which is superior to approximately $4.4 million of Master Loan debt. CCEP/2 has been involved in evaluating the damage and in obtaining estimates for repair, and in July 1994, the third party lender notified CCEP/2 that as a result of the failure, it is not in compliance with certain provisions of the loan document. CCEP/2 may attempt to obtain debt concessions from the lender, or may pursue other options to protect the Partnership's interest. The outcome of this uncertainty cannot be predicted.