Form 10-Q
period 1994-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1994-11-22
CIK 719184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1994
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                   to
                                 ---------------    ---------------


Commission file number   0-11723
                      ---------------------------------------------------------



                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     California                                                  94-2883067
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



               5520 LBJ Freeway, Suite 430, Dallas, Texas  75240
- - --------------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip code)



                                (214)  702-0027
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Index to Exhibits:   11

   Total Pages:  19

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                        PART I.  FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS
   ------    --------------------

                                BALANCE SHEETS
                                  (unaudited)
                       (in thousands, except unit data)



                                          SEPTEMBER 30,  DECEMBER 31,
ASSETS                                        1994           1993
- - ------                                    -------------  ------------

Real estate, net of accumulated
 depreciation and
 allowance for possible losses.....       $      8,164   $     8,347
                                           -----------    ----------

Net Investment in Master Loan to
 affiliate.........................             52,053        52,108
                                           -----------    ----------

Cash and cash equivalents..........              1,314         1,912
United States Treasury Notes and
 other investments,
 at cost (market - $9,812 in 1994
 and $8,751 in 1993)...............              9,769         8,572
Due from affiliates................                148           284
Other assets.......................                537           552
                                           -----------    ----------
                                          $     71,985   $    71,775
                                           ===========    ==========

   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
   ------------------------------------------


Accounts payable and
 accrued expenses..................       $        169   $       232
Distributions payable..............                141           143
                                           -----------    ----------
                                                   310           375
                                           -----------    ----------

Commitment (Note 5)................

Partners' equity (deficit):
 Limited Partners - 909,154 units
  outstanding......................             72,063        71,791
 General Partner...................               (388)         (391)
                                           -----------    ----------
                                                71,675        71,400
                                           -----------    ----------
                                          $     71,985   $    71,775
                                           ===========    ==========

  The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                       (in thousands, except unit data)



                                     FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     ---------------------  --------------------
                                        1994        1993       1994       1993
                                     -----------  --------  ----------  --------
Revenues:
 Rental............................       $ 478      $ 385     $1,308     $1,125
 Income on investment in Master
  Loan to affiliate................          91        347        915      1,626
 Investment income.................         155        167        463        486
                                          -----      -----     ------     ------
   Total revenues..................         724        899      2,686      3,237
                                          -----      -----     ------     ------

Costs and expenses:
 Property operations...............         456        398      1,267      1,208
 Depreciation......................         255        240        726        644
 Administrative....................         128        180        454        644
                                          -----      -----     ------     ------
   Total costs and expenses (a)....         839        818      2,447      2,496
                                          -----      -----     ------     ------

Income (loss) from operations......        (115)        81        239        741
Loss on sales of United States
 Treasury Notes....................         (55)         -        (55)         -
Other income (Note 4)..............           -          -         91          -
                                          -----      -----     ------     ------

Net income (loss)..................       $(170)     $  81     $  275     $  741
                                          =====      =====     ======     ======

Net income (loss) per Limited
 Partnership Unit:
 Income (loss) from operations.....       $(.12)     $ .09     $  .26     $  .81
 Loss on sales of United States
  Treasury Notes...................        (.06)         -       (.06)         -
 Other income......................           -          -        .10          -
                                          -----      -----     ------     ------

Net income (loss)..................       $(.18)     $ .09     $  .30     $  .81
                                          =====      =====     ======     ======



(a) Costs and expenses include $62,000 and $118,000 to related parties for the three months ended September 30, 1994 and 1993, respectively, and $238,000 and $356,000 for the nine months ended September 30, 1994 and 1993, respectively. See supplemental information with respect to related party transactions in Notes 2 and 3 of the financial statements.



  The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (unaudited)

             For the Nine Months Ended September 30, 1994 and 1993
                                (in thousands)

                                                                     TOTAL
                                    GENERAL         LIMITED        PARTNERS'
                                    PARTNER         PARTNERS    EQUITY (DEFICIT)
                                    -------         --------    ----------------

Balance at December 31, 1992......  $  (360)        $ 74,906       $ 74,546

Net income........................        7              734            741
                                     ------          -------        -------

Balance at September 30, 1993.....  $  (353)        $ 75,640       $ 75,287
                                     ======          =======        =======


Balance at December 31, 1993......  $  (391)        $ 71,791       $ 71,400

Net income........................        3              272            275
                                     ------          -------        -------

Balance at September 30, 1994       $  (388)        $ 72,063       $ 71,675
                                     ======          =======        =======


  The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)

                                                   FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                                  ----------------------
                                                   1994            1993
                                                  ------          ------
   Cash flows from operating activities:
     Cash received from tenants.................  $  1,307      $  1,093
     Cash paid to suppliers (a).................    (1,697)       (1,657)
     Interest received (b)......................     1,623         2,642
     Property taxes paid........................      (182)         (133)
     Other income received......................        80             -
                                                   -------        ------
   Net cash provided by operating activities....     1,131         1,945
                                                   -------        ------

   Cash flows from investing activities:
     Additions to real estate...................      (543)         (474)
     Advances on Master Loan....................         -          (662)
     Principal receipts on Master Loan..........        55         1,074
     Proceeds from sale of United States
      Treasury Notes............................     7,488         2,350
     Purchase of a United States Treasury Notes.    (8,729)            -
                                                   -------        ------
   Net cash provided by (used in) investing
    activities..................................    (1,729)        2,288
                                                   -------        ------

   Net increase (decrease) in cash and cash
    equivalents.................................      (598)        4,233
   Cash and cash equivalents, at beginning of
    period......................................     1,912         1,595
                                                   -------        ------
   Cash and cash equivalents, at end of period..  $  1,314       $ 5,828
                                                   =======        ======




   (a) Payments to related parties totaling $238,000 and $356,000 for the nine months ended September 30, 1994 and 1993, respectively, are included in cash paid to suppliers.

   (b) Payments from related parties totaling approximately $1.1 million and $1.6 million for the nine months ended September 30, 1994 and 1993, are included in interest received.

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

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         Notes to Financial Statements
                              September 30, 1994
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Institutional Properties/2 (the "Partnership") and the results of its operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

Net Income Per Limited Partnership Unit
- - ---------------------------------------

Net income per Limited Partnership Unit is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding of 909,154 and 909,174 for the nine months ended September 30, 1994 and 1993, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the nine month periods ended September 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to an unaffiliated property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI"), an affiliate of the General Partner, for advisory services related to day-to-day property operations. Fees paid to PSI have been reflected in the following table as compensation to related parties:

                                             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
                                            ---------------------
COMPENSATION                                 1994           1993
- - ------------                                ------         ------
                                                (in thousands)
Charged to property operations expense:
     Property management fee............    $   14         $   11
                                             =====          =====

The Partnership Agreement provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:

                                             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
                                            ---------------------
REIMBURSEMENTS                               1994           1993
- - --------------                              ------         ------
                                                (in thousands)
Charged to administrative expenses:
 Reimbursement of administrative expenses
  (including payroll reimbursements)......  $  224         $  345
                                             =====          =====

In addition to the compensation and reimbursement described above, interest payments are received from and loan advances are made to Consolidated Capital Equity Partners/Two, Ltd. ("CCEP/2") pursuant to the Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - INVESTMENT IN MASTER LOAN
- - ----------------------------------

General
- - -------

Interest due to the Partnership according to the terms of the Master Loan Agreement but not recognized in the income statements totaled approximately $4.2 million and $12 million for the three and nine months ended September 30, 1994, and approximately $3.6 million and $10.2 million for the three and nine months ended September 30, 1993. At September 30, 1994, such cumulative unrecognized interest totaling approximately $90.5 million was not included in the balance of the investment in Master Loan.

Effective January 1, 1993, the Partnership and CCEP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were previously funded from advances on the Master Loan from the Partnership to CCEP/2. During the nine months ended September 30, 1993, the Partnership paid $662,000 of capital improvement advances accrued at December 31, 1992.

NOTE 4 - OTHER INCOME
- - ---------------------

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

NOTE 5 - COMMITMENT
- - -------------------

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and United States Treasury Notes and other investments, at market, totaling approximately $11.1 million at September 30, 1994, exceeded the reserve requirement of approximately $7.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

RESULTS OF OPERATIONS
- - ---------------------

Property Operations:

Rental revenues for the three and nine months ended September 30, 1994, increased $93,000 or 24% and $183,000 or 16%, respectively, over 1993 primarily as a result of higher average occupancy at the Partnership's sole property, the North Park Plaza Office Complex. Property operations expense increased $58,000 or 15% and $59,000 or 5%, respectively, over 1993, primarily due to a refund of 1990 property taxes received in 1993. Depreciation expense for the three and nine months ended September 30, 1994, increased $15,000 or 6% and $82,000 or 13%, respectively, over 1993 due to capital improvements at the property.

Administrative Expenses:

Administrative expenses for the three and nine months ended September 30, 1994, decreased $52,000 or 29% and $190,000 or 30%, respectively, from 1993 primarily due to decreased administrative overhead costs and other professional fees.

Investment Income:

Investment income for the three and nine months ended September 30, 1994, decreased $12,000 or 7% and $23,000 or 5%, respectively, from 1993 because of lower interest rates earned on the Partnership's investments.

Income on Investment in Master Loan:

As described below under "Status of the Master Loan," income on the Investment in Master Loan is based on operations of CCEP/2's properties which secure the Master Loan. The following table summarizes the sources of income and payments on the investment in Master Loan with respect to CCEP/2's operations during the nine months ended September 30, 1994 and 1993, respectively:

                                                      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                   ------------------------
                                                     1994            1993
                                                   --------        --------

Funds provided by property operations..........    $ 13,709        $ 13,891
Funds used for property operations (includes
 administrative expenses)......................     (10,569)         (8,909)
Debt service payments on underlying notes
 payable.......................................      (2,210)         (2,304)
                                                   --------        --------
Net funds provided by property operations......         930           2,678
Net investing activity.........................          40              22
                                                   --------        --------
Net funds provided.............................    $    970        $  2,700
                                                   ========        ========

Master Loan activity:
Principal receipts on Master Loan..............    $     55        $  1,074
Interest income................................         915           1,626
                                                   --------        --------
                                                   $    970        $  2,700
                                                   ========        ========

During the nine months ended September 30, 1994, net funds provided for payments on the Master Loan decreased approximately $1.7 million or 64% from 1993 primarily as a result of a $1.7 million increase in funds used for property operations resulting from higher capital expenditures at CCEP/2's properties and increased leasing expenses at Richmond Plaza, one of the CCEP/2 office buildings. During the first quarter of 1994, Richmond Plaza was successful in obtaining the renewal of a lease with the tenant who occupies 48% of the building. In May 1994, CCEP/2 paid lease commissions totaling $455,000, related to the lease renewal, which were due to the building's management company as provided for in the management agreement.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Nine Months Ended September 30, 1994
- - ------------------------------------

The Partnership's cash inflows, which totaled approximately $8.7 million during the nine months ended September 30, 1994, consisted of proceeds from the sale of United States Treasury Notes of approximately $7.5 million, net cash provided by operations of approximately $1.1 million and principal receipts on the Master Loan of $55,000. The primary uses of cash, which totaled approximately $9.3 million during the same period, consisted of the purchase of a United States Treasury Notes of approximately $8.7 million and additions to real estate of $543,000.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Treasury Notes and other investments, at market, totaling approximately $11.1 million at September 30, 1994, exceeded the reserve requirement of approximately $7.6 million.

Status of the Master Loan
- - -------------------------

Effective January 1, 1993, the Partnership and CCEP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were previously funded from advances on the Master Loan from the Partnership to CCEP/2. During the nine months ended September 30, 1994, the Partnership made no advances on the Master Loan. However, during the first nine months of 1993, the Partnership paid $662,000 of Master Loan advances accrued at December 31, 1992.

CCEP/2 Property Operations
- - --------------------------

For the three and nine months ended September 30, 1994, CCEP/2's net losses totaled approximately $4.8 million and $13.9 million, respectively, on total revenues of approximately $4.5 million and $13.6 million, respectively, primarily due to the recognition of approximately $4.3 million and $12.9 million, respectively, in interest expense attributable to the Master Loan, of which approximately $4.2 million and $12 million, respectively, represents interest accrued in excess of required Excess Cash Flow payments. CCEP/2 recognizes interest expense on the Master Loan obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined in the Master Loan Agreement. CCEP/2 will continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

Richmond Plaza Office Building
- - ------------------------------

The Richmond Plaza Office Building ("Richmond Plaza") leases 48% of its leasable square feet to a single tenant under a lease which was scheduled to expire in July 1994. The tenant had previously expressed its desire to relocate its offices. As a result of the General Partner's and the building management company's extensive renewal efforts, CCEP/2 was successful in obtaining the renewal of the tenant's lease during the first quarter of 1994. Since the former lease was based on rental rates that were higher than current market rates, future rental revenue from this tenant will not be consistent with prior years. In May 1994, CCEP/2 paid lease commissions totaling $455,000, related to the lease renewal, which were due to the building's management company as provided for in the management agreement. Richmond Plaza secures approximately $14.6 million in mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2.3 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in March 1994, to March 1995.

Village Brooke Apartments
- - -------------------------

The Village Brooke Apartments, located in Cincinnati, Ohio, secures approximately $6.8 million of first lien mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in June 1994, to June 1995.

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

Other
- - -----

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

                         PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - ------   -----------------

The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings as of September 30, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - ------   --------------------------------

(a) Exhibits:

    S-K REFERENCE                                                    SEQUENTIAL
       NUMBER                  DESCRIPTION                          PAGE NUMBER
    -------------              -----------                          -----------
       28.1        Consolidated Capital Equity Partners/Two,            13-19
                   L.P., unaudited Financial Statements for the
                   nine months ended September 30, 1994, and
                   1993.

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

                             CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                        By:  CONCAP EQUITIES, INC.
                             Its General Partner,



November 21, 1994            By:  /s/ David C. Meek
- - ----------------------           -----------------------------------
Date                              David C. Meek
                                  President


November 21, 1994            By:  /s/ David K. Ronck
- - ----------------------           -----------------------------------
Date                              David K. Ronck
                                  Vice President and Secretary


Nobember 21, 1994            By:  /s/ Patricia L. Campbell
- - ----------------------           -----------------------------------
Date                              Patricia L. Campbell
                                  Vice President and Treasurer (chief
                                  accounting officer)

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                        UNAUDITED FINANCIAL STATEMENTS

                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1994 AND 1993

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                                BALANCE SHEETS
                                  (unaudited)
                                (in thousands)

                                     SEPTEMBER 30,  DECEMBER 31,
ASSETS                                   1994           1993
- - ------                               -------------  ------------

Real estate, net of accumulated
 depreciation....................... $      64,856  $      67,634
                                      ------------   ------------

Cash and cash equivalents...........           594          1,506
United States Treasury Notes, at
 cost (market - $390
 in 1994)...........................           390              -
Investments in limited partnerships.         2,508          2,508
Other assets........................         2,841          2,383
                                      ------------   ------------
                                     $      71,189  $      74,031
                                      ============   ============

   LIABILITIES AND PARTNERS' DEFICIT
   ---------------------------------
Master Loan and interest payable.... $     182,313  $     170,364
Notes payable.......................        25,994         26,354
Other liabilities...................         1,519          1,881
Due to affiliates...................           153            302
                                      ------------   ------------
                                           209,979        198,901
                                      ------------   ------------

Contingency (Note 4)................

Partners' deficit:
 Limited Partners...................      (137,416)      (123,635)
 General Partner....................        (1,374)        (1,235)
                                      ------------   ------------
                                          (138,790)      (124,870)
                                      ------------   ------------
                                     $      71,189  $      74,031
                                      ============   ============

  The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                (in thousands)

                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                  ----------------------  ---------------------
                                     1994        1993        1994       1993
                                  ----------  ----------  ----------  ---------
Revenues:
 Rental.........................    $ 4,498     $ 4,429    $ 13,575   $ 13,138
 Interest.......................         25          14          40         22
 Miscellaneous revenue..........          -         650           -        650
                                    -------     -------    --------   --------

   Total revenues...............      4,523       5,093      13,615     13,810
                                    -------     -------    --------   --------

Costs and expenses:
 Interest (a)...................      4,872       4,607      14,800     13,787
 Property operations............      2,759       2,751       7,905      7,905
 Depreciation...................      1,449       1,447       4,346      4,441
 Loss on limited partnership
  investment....................          -         224           -        224
 Administrative.................        201         142         484        409
                                    -------     -------    --------   --------

   Total costs and expenses (b).      9,281       9,171      27,535     26,766
                                    -------     -------    --------   --------

Net loss........................    $(4,758)    $(4,078)   $(13,920)  $(12,956)
                                    =======     =======    ========   ========




(a) Interest expense includes approximately $4.3 and $3.9 million to related parties for the three months ended September 30, 1994 and 1993, respectively, and approximately $12.9 and $11.8 million for the nine months ended September 30, 1994 and 1993, respectively.

(b) Costs and expenses include $392,000 and $255,000 to related parties for the three months ended September 30, 1994 and 1993, respectively, and approximately $1.1 million and $754,000 for the nine months ended September 30, 1994 and 1993, respectively. See supplemental information with respect to related parties in Note 2 of the financial statements.



  The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (unaudited)

             For the Nine Months Ended September 30, 1994 and 1993
                                (in thousands)


                                                                    TOTAL
                                    GENERAL         LIMITED        PARTNERS'
                                    PARTNER         PARTNERS       (DEFICIT)
                                    --------        --------       ---------

Balance at December 31, 1992......  $ (1,064)       $ (106,657)    $ (107,721)

Net loss..........................      (130)          (12,826)       (12,956)
                                     -------          --------      ---------

Balance at September 30, 1993.....  $ (1,194)       $ (119,483)    $ (120,677)
                                     =======          ========      =========


Balance at December 31, 1993......  $ (1,235)       $ (123,635)    $ (124,870)

Net loss..........................      (139)          (13,781)       (13,920)
                                     -------          --------      ---------

Balance at September 30, 1994.....  $ (1,374)       $ (137,416)    $ (138,790)
                                     =======          ========      =========


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

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                     Increase in Cash and Cash Equivalents
                                (in thousands)

                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                      ------------------------
                                                        1994            1993
                                                      --------        --------
   Cash flows from operating activities:
     Cash received from tenants.....................    $13,709        $13,891
     Cash paid to suppliers (a).....................     (8,030)        (6,919)
     Interest received..............................         40             22
     Interest paid (b)..............................     (2,956)        (4,036)
     Property taxes paid............................     (1,302)        (1,457)
                                                        -------        -------
   Net cash provided by operating activities........      1,461          1,501
                                                        -------        -------

   Cash flows from investing activities:
     Additions to real estate.......................     (1,568)          (828)
     Purchase of a United States Treasury Note......       (390)             -
                                                        -------        -------
   Net cash used in investing activities............     (1,958)          (828)
                                                        -------        -------

   Cash flows from financing activities:
     Advances on Master Loan........................          -            662
     Principal payments on Master Loan..............        (55)        (1,074)
     Principal payments on notes payable............       (360)          (383)
                                                        -------        -------
   Net cash used in financing activities............       (415)          (795)
                                                        -------        -------

   Net decrease in cash and cash equivalents........       (912)          (122)
   Cash and cash equivalents, at beginning of
    period..........................................      1,506          1,149
                                                        -------        -------
   Cash and cash equivalents, at end of period......    $   594        $ 1,027
                                                        =======        =======




   (a) Payments to related parties totaling approximately $1.6 million and $754,000 for the nine months ended September 30, 1994 and 1993, respectively, are included in cash paid to suppliers. See supplemental information with respect to related parties in Note 2 of the financial statements.

   (b) Payments to related parties totaling approximately $1.1 million and $1.6 million for the nine months ended September 30, 1994 and 1993, are included in interest paid.

  The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                         Notes to Financial Statements
                              September 30, 1994
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

The financial statements reflect all adjustments necessary for a fair presentation of the financial position of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") and the results of its operations. CCEP/2's General Partner, ConCap Holdings, Inc. ("CHI") is a wholly-owned subsidiary of ConCap Equities, Inc. ("CEI"). All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

CCEP/2 has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the nine month periods ended September 30, 1994 and 1993. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI"), an affiliate of the General Partner, for advisory services related to day-to-day property operations. Prior to July 1993, day-to-day property management services were provided to 11 of CCEP/2's properties by unaffiliated management companies. After June 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of CHI, performed day-to-day property management responsibilities for one of CCEP/2's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for three additional CCEP/2 properties in January 1994. The management fee arrangement with Coventry and the unaffiliated management companies also provided for the payment of leasing commissions to the management companies as compensation for their services in connection with obtaining new or renewed leases with tenants of the commercial office buildings. Fees paid to PSI and Coventry have been reflected in the table below as compensation to related parties.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of CHI. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for advising and consulting services for CCEP/2's properties. Advisory fees paid pursuant to this agreement are reflected in the following table:

                                                FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,
                                              ----------------------
COMPENSATION                                      1994       1993
- - ------------                                  ----------   ---------
                                                   (in thousands)
Charged to other assets:
 Lease commissions.......................      $ 455         $    -

Charged to property operations expense:
 Property management fee.................        388            265

Charged to administrative expense:
 Investment advisory fees................        143            143
                                               -----          -----

                                              $  986         $  408
                                               =====          =====

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

                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                       ----------------------
REIMBURSEMENT                                              1994       1993
- - -------------                                          ----------   ---------
                                                            (in thousands)
Charged to property operations expenses:
 Reimbursement of direct property expense.............      $ 420     $ 174

Charged to administrative expenses:
 Reimbursement of administrative expenses (including
  payroll reimbursements).............................        235       172
                                                            -----     -----

                                                            $ 655     $ 346
                                                            =====     =====

In addition to the compensation and reimbursements described above, interest payments are paid to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement, which is described more fully in the 1993 Annual Report. See Note 3.

NOTE 3 - MASTER LOAN AND ACCRUED INTEREST PAYABLE
- - -------------------------------------------------

Effective January 1, 1993, CCEP/2 and CCIP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were previously funded from advances on the Master Loan to CCEP/2. During the nine months ended September 30, 1993, CCEP/2 received $662,000 of capital improvement advances accrued at December 31, 1992. No such loan advances from CCIP/2 occurred during the nine months ended September 30, 1994.

NOTE 4 - CONTINGENCY
- - --------------------

In 1993, the parking garage adjacent to the Chagrin Richmond Office Building suffered a structural failure, and since that time, the garage has been partially closed. The Chagrin Richmond Office Building secures approximately $1.4 million of third party mortgage debt, which is superior to approximately $4.4 million of Master Loan debt. CCEP/2 has been involved in evaluating the damage and in obtaining estimates for repair, and in July 1994, the third party lender notified CCEP/2 that as a result of the structural failure, it is not in compliance with certain provisions of the loan document. Additionally, the lender notified the Partnership that it may be subject to mortgage participation interest, as defined in the loan agreement. CCEP/2 is involved in discussions with the lender to resolve the debt compliance issues; however, there is no assurance that CCEP/2 will be successful in these discussions. Additionally, CCEP/2 may pursue other options to protect the Partnership's interest.