Form 10-K405
period 1994-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1995-04-14
CIK 719184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended        December 31, 1994
                           ....................................................

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from .............. to .............

Commission file number        0-11723
                       ........................................................


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
................................................................................
            (Exact name of registrant as specified in its charter)


         California                                            94-2883067
................................................................................
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

        One Insignia Financial Plaza, Greenville, South Carolina  29602
................................................................................
             (Address of principal executive offices)  (Zip code)


                                (803)  239-1000
................................................................................
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
- ----------------------------------------------------------

None

Securities registered pursuant to Section 12(g) of the Act:
- ----------------------------------------------------------

Limited Partnership Units

Indicate by check mark whether the partnership, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No _____
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Out of the partnership's total 909,145 Limited Partnership Units ("Units") 6,778 units are held by affiliates and 902,367 units are held by non-affiliates. The aggregate market value of Units held by affiliates and non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are subject to certain restrictions.

Exhibit Index:  See Page 45

Total Pages:    49

                                    PART I


ITEM 1.   BUSINESS

HISTORY OF THE PARTNERSHIP

Consolidated Capital Institutional Properties/2 (the "Partnership") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for sale of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-11723). As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,028 Units for a total of $611,000. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so.

GENERAL PARTNER OF THE PARTNERSHIP

The General Partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602. Also see "History of the General Partner."

BUSINESS OF THE PARTNERSHIP

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/2 ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equity Corporation ("CCEC"), the former corporate general partner of the Partnership. See "Status of Master Loan" for a description of the loan and settlement of EP/2's bankruptcy.

Through December 31, 1994, the Partnership had made 21 specific loans pursuant to the Master Loan (as defined in "Status of Master Loan") and advanced a total of approximately $180.6 million. As of December 31, 1994, the balance of the Master Loan, net of the allowance for possible losses, was approximately $42.5 million. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten (10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns four (4) apartment buildings, and seven (7) office complexes which secure the Master Loan. The Partnership owns directly one (1) office complex which it acquired pursuant to a foreclosure in 1990. For a brief description of the properties refer to Item 2 - Description of Property.

As of December 31, 1994, the Partnership's working capital reserves are greater than the 5% of Net Invested Capital, as required by its Partnership Agreement. See "Current Operating Plan" below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for discussion of Partnership liquidity and capital resources. Also, see Item 8 -Financial Statements and Supplementary Data, for the amounts of revenue and operating losses generated by the Partnership's operations for its last three years. The Partnership does not directly employ any persons. The General Partner and its affiliates employ persons in the operation and management of the Partnership, whose costs are reimbursed by the Partnership.

STATUS OF MASTER LOAN

Prior to 1989, the Partnership had loaned funds totaling approximately $176 million to EP/2 subject to a nonrecourse note with a participation interest (the "Master Loan"), pursuant to the Master Loan Agreement dated July 22, 1983, between the Partnership and EP/2. The Partnership secured the Master Loan with deeds of trust or mortgages on real property purchased with the funds advanced as well as by the assignment and pledge of promissory notes from the partners of EP/2.

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap

Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI has full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings. Under the new partnership agreement, CCEP/2 is managed by CHI primarily for the benefit of the Partnership. CCEP/2's primary objective is to conduct its business to maximize the Partnership's recovery under the New Master Loan Agreement.

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The Master Loan matures in November 2000.

Effective January 1, 1993, the Partnership and CCEP/2 amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing the Partnership's interest income from the Master Loan by the amount of CCEP/2's capital expenditures since such amounts were previously excluded from Excess Cash Flow.

CURRENT OPERATING PLAN

The Partnership owns one 21-year old office building (North Park Plaza), located in Michigan. The Partnership's investment in the Master Loan is collateralized by four apartment buildings and seven office complexes comprising the CCEP/2 Properties, which range in age from 13 to 24 years old and are located principally in Midwestern and Southern states.

The Master Loan payments attributable to Excess Cash Flow from the CCEP/2 Properties continue to be the Partnership's primary source of cash flow. Income received on the Partnership's directly owned property, and interest earning investments are secondary sources of cash flow to the Partnership.

The Partnership and CCEP/2 have made significant capital investments, aggregating approximately $6.4 million, during the previous three years. These investments consisted of selected property improvement and rehabilitation programs and expenditures to cure deferred maintenance which existed at certain of the properties. Capital improvements totaling $2.5 million are budgeted at the Partnership's property or the CCEP/2 Properties during 1995. Management's plan in 1995 is to continue to enhance the value of North Park Plaza and the CCEP/2 Properties.

When the Partnership acquired the North Park Plaza office complex through foreclosure in July 1990, certain sections of the building's exterior had deteriorated and required replacement. Consequently, the operating performance of the property had declined due to decreased occupancy. During 1991 and 1992 the Partnership invested approximately $2.1 million to rehabilitate the property. Management continues the marketing efforts to attract new tenants; however, as the property is located in an extremely competitive real estate market, no significant occupancy increases are expected in 1995.

Approximately $1.4 million is budgeted for ongoing repairs, replacements and improvements at the CCEP/2 Properties in 1995. These capital improvement programs are expected to be funded from CCEP/2's operations. Remodeling and improvement expenditures which may be needed at the commercial properties for new or renewing tenants are not reflected in CCEP/2's capital improvement budget. Such capital investments will be evaluated in light of the economics of the related lease terms, and are dependent upon leasing activity at the commercial properties.

Rental revenues, net of property operations expenses (as defined under Item 2 - Description of Property) from the CCEP/2 Properties totaled almost $7.2 million for 1994 and the properties' performance is expected to be consistent in 1995.

The Richmond Plaza Office Building ("Richmond Plaza") leases 48% of its leasable square feet to a single tenant under a lease which was scheduled to expire in July 1994. The tenant had previously expressed its desire to relocate its offices. As a result of the General Partner's and the building management company's extensive renewal efforts, CCEP/2 was successful in obtaining the renewal of the tenant's lease during the first quarter of 1994. Since the renewal, which extends the tenant's lease through December 1999, is for approximately $120,000 per month rather than at the former rental rate of $184,000, future rental revenue from this tenant will not be consistent with prior years. In May 1994, CCEP/2 paid lease commissions to an affiliate of the General Partner, totaling $455,000, related to the lease renewal, which were due to the building's management company as provided for in the management agreement. Richmond Plaza secures approximately $14.6 million in mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2.3 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in March 1994, to March 1995. Management is pursuing a modification or refinance of the mortgage debt. No assurance can be given that the General Partner will be successful in its negotiations with the lender.

The Town Center Office Complex located in Santa Ana, California, secures approximately $3.1 million of third party mortgage debt in four notes payable superior to approximately $16.6 million of the investment in Master Loan. The Town Center Office Complex consists of four buildings ("Phases I, II, III and IV"). The note payable of approximately $910,000, secured by Phase III matured in October 1992. The note payable of approximately $1.1 million secured by Phase IV matured in July 1993. In April 1994, management negotiated an extension and modification of these notes which provide for reduced interest rates, and extension of the maturities to October 2000.

The Village Brooke Apartments, located in Cincinnati, Ohio, secures approximately $6.8 million of first mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in June 1994, to June 1995.

HISTORY OF THE GENERAL PARTNER

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limited changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years.

ITEM 2.  DESCRIPTION OF PROPERTY

Investment in Property:

As of December 31, 1994, the Partnership's primary asset is the Master Loan, as described in Item 1 - Business - Status of Master Loan. The Master Loan is collaterally secured, in part, by deeds of trust on real property owned by CCEP/2. CCEP/2 owns these properties in fee, unless otherwise indicated. The deeds of trust securing the Master Loan are first lien deeds of trust, except where other mortgage debt is shown. Additional property information is discussed in Item 8 - Financial Statements and Supplementary Data, Note 3 - Investment in Master Loan and Schedule III - Real Estate and Accumulated Depreciation. The Partnership owns in fee an office complex which it acquired through foreclosure in 1990. As of December 31, 1994, the investment in real estate and the real estate securing the Master Loan are as follows (dollar amounts are in thousands, except for rent per square foot data):

                                                   AS OF DECEMBER 31, 1994
                              -----------------------------------------------------------------
                                                          PROPERTY
                                                           AT NET                     AVERAGE
                                                          CARRYING      MORTGAGE      RENT PER
PROPERTY                           OCCUPANCY (a)            VALUE         DEBT       SQ.FT. (b)
- --------                      ---------------------      -----------  -------------  ----------
North Park Plaza
Office complex
267,273 sq.ft.
Southfield, Michigan                    61%                   $5,500   $        -       $ 11.61
                                                        ============   ===========


INVESTMENT IN MASTER LOAN:

                                                                AS OF DECEMBER 31, 1994
                                             ---------------------------------------------------------------
                                             ORIGINAL                                               AVERAGE
                                             PURCHASE                  MASTER LOAN   THIRD PARTY    RENT PER
COLLATERAL PROPERTY                           PRICE     OCCUPANCY (a)    BALANCE    MORTGAGE DEBT  SQ.FT. (b)
- -------------------                          --------   ------------   -----------  -------------  ---------
 1. Canyon Crest
    Apartments-90 units
    Littleton, Colorado                       $ 2,695            100%       $3,149  $         -       $ 6.86

 2. Civic Center
    Office complex
    114,536 sq.ft.
    Southfield, Michigan                        7,892             80%        9,975             -       13.55

 3. Central Park Plaza
    Office complex
    102,190 sq.ft.
    Southfield, Michigan                        7,058             96%        8,961             -       12.92

 4. Cosmopolitan Center (d)
    Office complex
    70,500 sq.ft.
    Atlanta, Georgia                            5,445             95%        6,313             -       10.18

 5. Crescent
    Office complex
    70,706 sq.ft.
    Southfield, Michigan                        3,754             75%        4,278             -       11.04

 6. Lahser I & II
    Office complex
    164,822 sq.ft.
    Southfield, Michigan                        8,796             80%        9,643             -       12.80

 7. Highcrest Townhomes
    Apartments-176 units
    Woodbridge, Illinois                        5,900             94%        7,128             -        8.16

8.  Richmond Plaza (c)
    Office complex
    232,000 sq.ft.
    Richmond, Virginia                         16,053             92%        2,323         14,556      15.16


INVESTMENT IN MASTER LOAN:
- ----------------------------


                                                             AS OF DECEMBER 31, 1994
- -                             ---------------------------------------------------------------------------------------
                                  ORIGINAL                                                                   AVERAGE
                                  PURCHASE                                      MASTER LOAN   THIRD PARTY    RENT PER
COLLATERAL PROPERTY                PRICE                 OCCUPANCY (a)            BALANCE    MORTGAGE DEBT  SQ.FT. (b)
- -------------------           -----------------   ---------------------------   -----------  -------------  ---------
 9. Town Center (c)
    Office complex
    154,585 sq.ft.
    Santa Ana, California               $17,738                            72%      $16,574         $3,074      14.73

10. Village Brooke (c)
    Apartments-330 units
    Cincinnati, Ohio                      8,250                            90%        1,976          6,811       7.82

11. Windmere
    Apartments-257 units
    Houston, Texas                        5,423                            96%        6,494              -       6.91
                                                                                  ---------    -----------
                                                                                  $  76,814    $    24,441
                                                                                  =========    ===========
- ---------------------
Total: Apartments      -   853 units
       Office complex  -   909,339 net leasable sq.ft.

(a) Occupancy percentage represents number of occupied units for residential properties divided by total number of units available and square footage leased divided by total square footage available for commercial properties.
(b) Average Rent per Square Foot represents gross annual rents less concessions and lease adjustments, divided by the net leasable square footage of the property. Gross annual rents include an increment for utilities for those properties where all utility costs are paid by the property.
(c) These properties securing the Master Loan are subordinate to first lien deeds of trust aggregating approximately $24.4 million. These first lien notes payable are scheduled to mature between 1995 and 2003, with stated interest rates ranging from 8.75% to 9.875%.
(d) Cosmopolitan Center is owned by a general partnership between CCEP/2 and Anderson CC 2, a Georgia limited partnership.

230 S. Broad Street

CCEP/2 was a general partner in a limited partnership ("Broad and Locust Associates") which was managed by an unaffiliated co-general partner and which owned the 230 S. Broad Street Office Complex. Broad and Locust Associates filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 1992, and in 1993 a reorganization plan was confirmed by the bankruptcy court. Pursuant to the reorganization, the 230 S. Broad Street Office Complex was transferred to the first lien holder which held a mortgage loan of approximately $16 million secured by the property. The bankruptcy court determined the first lien was in excess of the property's estimated fair value, therefore, CCEP/2's general partner interest was unsecured. The disposition of the property did not release CCEP/2 from its $4.4 million obligation to the Partnership under the Master Loan which had been secured by the general partner interest in Broad and Locust Associates. The Partnership had previously recognized a provision for possible losses for the balance of the Investments in Master Loan secured by the general partner interest in Broad and Locust Associates. In 1994, CCEP/2 made a demand on certain other partners of Broad & Locust Associates for the amount of the Deficit Restoration Obligation ("DRO") as defined in the Broad & Locust Associates Second Amended and Restated Partnership Agreement entered into in July 1984 by CCEP/2 and certain other partners. No assurance can be given that CCEP/2 will be successful in its attempts to obtain payment of the DRO amount.

Note Receivable

CCEP/2 held a note receivable received in connection with the November 18, 1988, sale of Scotts Level Apartments, a 234-unit complex located in Pikesville, Maryland. The property had been purchased with funds loaned by the Partnership pursuant to the Master Loan and which have subsequently been repaid. The note receivable had an outstanding balance including accrued interest at December 31, 1992 of $326,000 which had previously been fully reserved. No payments had been received on the note receivable since 1990, and the owner of the property subsequently filed for protection under the U.S. Bankruptcy Code. The Bankruptcy Court determined that CCEP/2's note receivable had no value, and in December 1993, CCEP/2 received $10,000 as full settlement of the note receivable. The remaining unpaid note and interest receivable was charged to the previously established allowance account.


SUMMARY OF INVESTMENT IN MASTER LOAN                       AS OF DECEMBER 31, 1994
                                                           -----------------------
                                                                (in thousands)

Secured by real property owned by CCEP/2.................       $      76,814
Principal owed for properties no longer owned by CCEP/2..              17,160   (a)
Deferred basic interest..................................               1,495
Collections reserve (d)..................................              (3,946)
                                                                --------------
                                                                       91,523   (b)
Less allowance for possible losses (c)...................             (48,992)
                                                                -------------
Net investment in Master Loan............................       $      42,531
                                                                =============

  Notes:

(a) The Master Loan balance shown represents the amount by which the liability under the Master Loan agreement exceeded CCEP/2's basis in the properties on the date of their disposition. Since the properties securing the Master Loan are cross-collateralized, any gain or loss which is realized by the Partnership and results from CCEP/2's disposition of its properties is deferred.
(b) This amount does not include $93.9 million of interest not recognized as income pursuant to accounting guidelines as they relate to ADC lending arrangements.
(c) See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data for a description of the allowance for possible losses.
(d) The collections reserve represents funds collected by the Partnership relating to the Master Loan but which are not attributable to a specific property. The funds represent collections from properties sold by EP/2 for which the representative portion of the Master Loan has been repaid.

ITEM 3.   LEGAL PROCEEDINGS

The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business at December 31, 1994.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B) Title of Class                       Number of Record Unit Holders

    Limited Partnership Units            46,284 as of February 16, 1995

No distributions were paid in the years ended December 31, 1994 and 1993. Cumulative distributions since the inception of the Partnership totaled approximately $145.4 million to the Limited Partners and approximately $553,000 to the general partner of the Partnership as of December 31, 1994.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                          -----------------------------------------------------
STATEMENTS OF OPERATIONS                                    1994       1993       1992       1991       1990
                                                          ---------  ---------  ---------  ---------  ---------
                                                                    (in thousands, except unit data)

Revenues...............................                   $  4,266   $  4,068   $  5,057   $  6,138   $  6,055
Costs and expenses.....................                    (15,093)    (7,214)   (15,651)    (5,594)   (11,063)
                                                          --------   --------   --------   --------   --------
Income (loss) from operations..........                    (10,827)    (3,146)   (10,594)       544     (5,008)
Gain (loss) on sale of securities
 available for sale....................                          -          -          -        112        (43)
Other income...........................                         91          -          -          -          -
                                                          --------   --------   --------   --------   --------
Net income (loss)......................                   $(10,736)  $ (3,146)  $(10,594)  $    656   $ (5,051)
                                                          ========   ========   ========   ========   ========
Net income (loss) per Limited
 Partnership Unit:
 Income (loss) from operations.........                   $ (11.79)  $  (3.43)  $ (11.54)  $    .59     $(5.45)
 Gain (loss) on sale of securities
 available for sale....................                          -          -          -        .12       (.05)
 Other Income..........................                        .10          -          -          -          -
                                                          --------   --------   --------   --------   --------
 Net income (loss).....................                   $ (11.69)  $  (3.43)  $ (11.54)  $    .71     $(5.50)
                                                          ========   ========   ========   ========   ========

Distributions per Limited Partnership
 Unit..................................                   $      -   $      -   $      -   $   2.20   $   9.90
                                                          ========   ========   ========   ========   ========

Weighted Average Limited Partner-
   ship Units outstanding..............                   909,153    909,172    909,174    909,174    909,174
                                                         ========   ========   ========   ========   ========


                                                                         AS OF DECEMBER 31,
                                                          --------------------------------------------------
BALANCE SHEETS                                              1994      1993      1992       1991        1990
                                                          -------   -------    -------    -------    -------
                                                                            (in thousands)

Total assets                                              $ 61,073  $ 71,775   $ 75,110   $ 85,501   $ 86,895
                                                          ========  ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The operations of the Partnership primarily include mortgage servicing and collection; consequently, the following discussion will focus on these activities and the underlying properties that secure the Master Loan. This discussion should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and notes related thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's loss from operations totaled approximately $10.8 million for the year ended December 31, 1994, compared with losses from operations of approximately $3.1 million and $10.6 million in 1993 and 1992, respectively. The Partnership will continue to generate losses from operations primarily because certain noncash items are included in costs and expenses. Provision for possible losses for Investments in Real Estate and the Investment in the Master Loan, the primary noncash expense, totaled approximately $11.8 million, $4 million and $12.5 million in 1994, 1993 and 1992, respectively. In addition, depreciation expense totaled approximately $986,000, $879,000 and $788,000 in 1994, 1993, and 1992, respectively.

1994 Compared with 1993

Property Operations:

Rental revenues increased $269,000 or 18% as a result of an increase in occupancy at the Partnership's sole property, the North Park Plaza Office Complex in 1994. This increase was partially offset by increased property operations expenses of $192,000 or 13%, primarily due to a refund of 1990 property taxes received in 1993 and a general increase in utilities, service, cleaning, and repair and maintenance expense.

Investment Income:

Investment income for 1994 decreased $35,000 or 6% from 1993 because lower average cash balances were available for investment in interest-bearing accounts.

Income on Investment in Master Loan:

See separate discussion for "Income on Investment in Master Loan," below.

Administrative Expenses:

Administrative expenses decreased approximately $178,000 or 22%, primarily due to decreased administrative overhead costs allocated to the Partnership and other professional fees.

1993 Compared with 1992

Property Operations:

The Partnership's sole property, the North Park Plaza Office Complex, experienced a slight increase in occupancy in late 1993. However, rental revenues decreased $215,000 or 13% as a result of overall reduced rental rates. This is due to the property's age, location and local market conditions which make it difficult to obtain new leases and renew expired leases. Property operations expenses for 1993 decreased $79,000 or 5%, primarily because a refund of 1990 property taxes was received in 1993.

Investment Income:

Investment income for 1993 increased $19,000 or 4% from 1992 because higher average cash balances were available for investment in interest-bearing accounts.

Income on Investment in Master Loan:

See separate discussion for "Income on Investment in Master Loan," below.

Administrative Expenses:

Administrative expenses increased approximately $53,000 or 7%, primarily due to increased insurance costs of $112,000. This increase was partially offset by decreases of $46,000 in printing, mailing and legal costs.

Income on Investment in Master Loan

The following table summarizes the sources of income and payments on the Investment in Master Loan with respect to CCEP/2's operations during the years ended December 31, 1994, 1993 and 1992, respectively:


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                     1994         1993        1992
                                                  -----------  ----------  ----------
                                                             (in thousands)
Funds provided by property operations.........    $ 18,014    $ 18,204    $ 17,621
Proceeds from Chagrin Richmond sale...........       2,807           -           -
Funds used for property operations (includes
 administrative expenses).....................     (14,010)    (12,186)    (11,364)
Debt service payments on underlying notes
 payable......................................     ( 4,665)     (3,065)     (3,085)
                                                  --------    --------    --------
Net funds provided by property operations.....      2 ,146       2,953       3,172
                                                  --------    --------    --------
Net investing activity........................          49          38          13
                                                  --------    --------    --------
Net funds provided............................       2,195       2,991       3,185
Excess cash remitted..........................           -           -           -
                                                  --------    --------    --------
                                                  $  2,195    $  2,991    $  3,185
                                                  ========    ========    ========
Master Loan activity:
Principal receipts on Master Loan.............    $    315    $  1,075    $    476
Interest income...............................       1,880       1,916       2,709
                                                  --------    --------    --------
                                                  $  2,195    $  2,991    $  3,185
                                                  ========    ========    ========

1994 Compared with 1993:

In 1994, net funds provided for payments on the Master Loan decreased $796,000 or 27% primarily as a result of lease commissions of approximately $493,000 paid for lease renewals at the Richmond Plaza and Town Center Office Buildings and increased capital expenditures of approximately $477,000 at the CCEP/2 properties. See "Status of Master Loan."

1993 Compared with 1992:

In 1993, principal receipts on the Master Loan increased $599,000 or 126% from 1992 primarily because of a nonrecurring payment for utility charges from a tenant of the Richmond Plaza Office Building. Interest income from the Master Loan decreased $793,000 or 30% from 1992 primarily due to $1.3 million of capital expenditures at the CCEP/2 properties. Capital expenditures were funded from CCEP/2's property operations in 1993 whereas the Partnership funded these expenditures through advances on the Master Loan in 1992. See "Status of Master Loan."

LIQUIDITY AND CAPITAL RESOURCES

Year ended December 31, 1994

The Partnership's primary cash inflows during 1994, which totaled approximately $8.8 million, were approximately $7.5 million of proceeds from the maturity of securities available for sale, approximately $1 million of net cash provided by operating activities, and $315,000 of principal receipts on the Master Loan. The primary uses of cash during the same period, which totaled approximately $9.3 million, were approximately $8.7 million for the purchase of securities available for sale, and $635,000 for additions to real estate.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $11.1 million were greater than the reserve requirement of $7.6 million as of December 31, 1994.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, and property sales.

CCEP/2 Property Operations

For the year ended December 31, 1994, CCEP/2's net loss totaled approximately $19.9 million on total revenues of approximately $18 million. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1994, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of $17.3 million of which approximately $15.4 million represents interest accrued in excess of required Excess Cash Flow payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation. However, the CCEP/2 Properties are expected to continue to provide cash flow from operations during 1995 which will be available to be utilized as Master Loan debt service.

In December 1994, Chagrin Richmond Office Complex was sold for net proceeds of approximately $862,000 after closing costs and repayment of approximately $1.7 million of third party mortgage debt including approximately $312,000 of related participation interest. The disposition of the property did not release CCEP/2 from its approximately $4.4 million obligation to the partnership under the Master Loan. CCEP/2 recognized a loss of approximately $714,000 on the sale. The property generated a net loss of approximately $1.2 million on revenues of approximately $922,000 during 1994, prior to the sale.

Town Center Office Complex

The Town Center Office Complex located in Santa Ana, California, secures approximately $3.1 million of third party mortgage debt in four notes payable superior to approximately $16.6 million of the investment in Master Loan. The Town Center Office Complex consists of four buildings ("Phases I, II, III and IV"). The note payable of approximately $910,000, secured by Phase III matured in October 1992. The note payable of approximately $1.1 million secured by Phase IV matured in July 1993. In April 1994, management negotiated an extension and modification of these notes which provide for reduced interest rates, and extension of the maturities to October 2000.

Richmond Plaza Office Building

The Richmond Plaza Office Building ("Richmond Plaza") leases 48% of its leasable square feet to a single tenant under a lease which was scheduled to expire in July 1994. The tenant had previously expressed its desire to relocate its offices. As a result of the General Partner's and the building management company's extensive renewal efforts, CCEP/2 was successful in obtaining the renewal of the tenant's lease during the first quarter of 1994. Since the renewal, which extends the tenant's lease through December 1999, is for approximately $120,000 per month rather than at the former rental rate of $184,000, future rental revenue from this tenant will not be consistent with prior years. In May 1994, CCEP/2 paid lease commissions totaling $455,000, related to the lease renewal, which were due to the building's management company as provided for in the management agreement. Richmond Plaza secures approximately $14.6 million in mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2.3 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in March 1994, to March 1995. Management is pursuing a modification or refinance of the mortgage debt. No assurance can be given that the General Partner will be successful in its negotiations with the lender.

Village Brooke Apartments

The Village Brooke Apartments, located in Cincinnati, Ohio, secures approximately $6.8 million of first mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in June 1994, to June 1995.

Allowance for Possible Losses

The property owned by the Partnership experienced declines in 1994 and 1993 in its estimated net realizable value due to regional economic factors. Accordingly, the Partnership recorded approximately $2.5 million and approximately $2.0 million in provisions for possible losses on the real estate in the years ended December 31, 1994 and 1993, respectively.

Certain of the CCEP/2 Properties collateralizing the Master Loan have experienced declines in their estimated net realizable values. As a result of this decline in collateral value, the Partnership recorded approximately $9.3 and approximately $2 million in provisions for possible losses on the Investment in the Master Loan in 1994 and 1993 respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
- -----------------------------------------------
                                                               PAGE
INDEX                                                         NUMBER
- -----                                                         ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................    13

BALANCE SHEETS as of December 31, 1994 and 1993.............    14

STATEMENTS OF OPERATIONS for the Years Ended December 31,
  1994, 1993 and 1992.......................................    15

STATEMENTS OF PARTNERS' EQUITY (DEFICIT) for the Years
 Ended December 31, 1994, 1993 and 1992.....................    16

STATEMENTS OF CASH FLOWS for the Years Ended December 31,
  1994, 1993 and 1992.......................................    17

NOTES TO FINANCIAL STATEMENTS...............................    19

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION.....    25

CONSOLIDATED FINANCIAL STATEMENTS FOR CONSOLIDATED CAPITAL
EQUITY PARTNERS/TWO, L.P. as of and for the years ended
 December 31, 1994 and 1993.................................    27

All other schedules are omitted as they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Consolidated Capital Institutional Properties/2:


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2 (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                ARTHUR ANDERSEN LLP




Dallas, Texas,
March 23, 1995

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                BALANCE SHEETS
                       (in thousands, except unit data)



                                                      DECEMBER 31,
                                                  -------------------
ASSETS                                              1994       1993
                                                  --------   --------
Real estate:
 Land..........................................   $  2,281   $  2,281
 Buildings and improvements....................     11,040     10,405
                                                  --------   --------
                                                    13,321     12,686
 Less: Accumulated depreciation................     (3,325)    (2,339)
       Allowance for possible losses...........     (4,496)    (2,000)
                                                  --------   --------
                                                     5,500      8,347
                                                  --------   --------

Net Investment in Master Loan..................     91,523     91,838
 Less: Allowance for possible losses...........    (48,992)   (39,730)
                                                  --------   --------
                                                    42,531     52,108
                                                  --------   --------

Cash and cash equivalents......................      1,351      1,912
Securities available for sale..................      9,769      8,572
Due from affiliates............................      1,347        284
Other assets...................................        575        552
                                                  --------   --------
                                                  $ 61,073   $ 71,775
                                                  ========   ========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Accounts payable and accrued expenses..........   $    89   $    34
Distributions payable..........................       141       143
Deposits.......................................       106       120
Accured property taxes.........................        73        78
                                                  -------   -------
                                                      409       375
                                                  -------   -------

Commitment and contingencies (Note 6)..........

Partners' equity (deficit):
 Limited Partners - 909,145 and 909,154 units
  outstanding in 1994 and 1993, respectively...    61,162    71,791
 General Partner...............................      (498)     (391)
                                                  -------   -------
                                                   60,664    71,400
                                                  -------   -------

                                                  $61,073   $71,775
                                                  =======   =======

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                               FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                  1994       1993     1992
                                                --------   -------   --------
  Revenues:
    Rental....................................  $  1,798   $ 1,529   $  1,744
    Income on investment in Master Loan
     to affiliate.............................     1,880     1,916      2,709
    Investment Income.........................       588       623        604
                                                --------   -------   --------
     Total revenues...........................     4,266     4,068      5,057
                                                --------   -------   --------

  Costs and expenses:
    Property operations.......................     1,721     1,529      1,608
    Depreciation..............................       986       879        788
    Provision for possible losses.............    11,758     4,000     12,500
    Interest..................................         -         -          2
    Administrative............................       628       806        753
                                                --------   -------   --------
     Total costs and expenses (a).............    15,093     7,214     15,651
                                                --------   -------   --------

  Loss from operations........................   (10,827)   (3,146)   (10,594)
  Other Income (Note 5).......................        91         -          -
                                                --------   -------   --------
  Net loss....................................  $(10,736)  $(3,146)  $(10,594)
                                                ========   =======   ========

  Loss per Weighted Average Limited
    Partnership Unit:
    Loss from operations......................  $ (11.79)   $(3.43)   $(11.54)
    Other Income..............................       .10         -          -
                                                --------   -------   --------
    Net loss per Limited Partnership Unit.....  $ (11.69)   $(3.43)   $(11.54)
                                                ========   =======   ========

  Distributions per Weighted Average Limited
    Partnership Unit..........................  $      -   $     -   $      -
                                                ========   =======   ========


  (a) Costs and expenses include $344,000, $466,000 and $441,000 to related parties for the years ended December 31, 1994, 1993 and 1992, respectively. See supplemental information with respect to related party transactions in Note 2 of the financial statements.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

             For the Years Ended December 31, 1994, 1993 and 1992
                                (in thousands)



                                                               TOTAL
                                   GENERAL    LIMITED        PARTNERS'
                                   PARTNER    PARTNERS    EQUITY (DEFICIT)
                                  ---------  ----------  ------------------

  Balance at December 31, 1991..  $   (254)  $   85,394      $   85,140

  Net loss......................      (106)     (10,488)        (10,594)
                                  --------   ----------      ----------
  Balance at December 31, 1992..      (360)      74,906          74,546

  Net loss......................       (31)      (3,115)         (3,146)
                                  --------   ----------       ---------
  Balance at December 31, 1993..  $   (391)  $   71,791       $  71,400

  Net loss......................      (107)     (10,629)        (10,736)
                                  --------   ----------       ---------
  Balance at December 31, 1994..  $   (498)  $   61,162       $  60,664
                                  ========   ==========       =========

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)



                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                            1994       1993      1992
                                                          --------   --------   --------
  Cash flows from operating activities:
   Cash received from tenants...........................    $ 1,768   $ 1,506   $ 1,787
   Cash paid to suppliers (a)...........................     (2,158)   (2,213)   (1,650)
   Interest received (b)................................      1,494     2,740     3,305
   Investment income paid...............................          -         -        (2)
   Property taxes paid..................................       (182)     (133)     (202)
   Other income received................................         80         -         -
                                                            -------   -------   -------
  Net cash provided by operating activities.............      1,002     1,900     3,238
                                                            -------   -------   -------

  Cash flows from investing activities:
   Additions to real estate.............................       (635)     (473)     (450)
   Advances on Master Loan..............................          -      (662)   (2,353)
   Principal receipts on Master Loan....................        315     1,075       476
   Purchase of securities available for sale............     (8,729)   (3,872)        -
   Proceeds from sale of securities available for sale..      7,488     2,350         -
                                                            -------   -------   -------
  Net cash used in investing activities.................    (1,561)   (1,582)   (2,327)
                                                            -------   -------   -------

  Cash flows from financing activities:
   Principal payments on note payable...................         -         -       (13)
   Distributions to partners............................         -         -         -
   Payments of previously declared distributions........        (2)       (1)       (9)
                                                            -------   -------   -------
  Net cash used in financing activities.................        (2)       (1)      (22)
                                                            -------   -------   -------

  Net increase (decrease) in cash and cash equivalents..      (561)      317       889
  Cash and cash equivalents, at beginning of year.......     1,912     1,595       706
                                                            -------   -------   -------
  Cash and cash equivalents, at end of year.............    $ 1,351   $ 1,912   $ 1,595
                                                            =======   =======   =======




  (a) Payments to related parties totaling $344,000, $466,000, and $441,000 for the years ended December 31, 1994, 1993 and 1992, respectively, are included in cash paid to suppliers. See supplemental information with respect to related party transactions in Note 2 of the financial statements.

  (b) Payments from related parties totaling approximately $812,000, $1.9 million, and $2.7 million for the years ended December 31, 1994, 1993 and 1992, respectively, are included in interest received.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF CASH FLOWS

              Reconciliation of Net Loss to Net Cash Provided by
                             Operating Activities
                                (in thousands)



                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        1994       1993      1992
                                                      --------   -------   --------

  Net loss..........................................  $(10,736)  $(3,146)  $(10,594)
                                                      --------   -------   --------

  Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation.....................................       986       879        788
   Provision for possible losses....................    11,758     4,000     12,500
   Amortization of premium on securities available
     for sale.......................................        55         -          -
   Southmark stock receipt..........................       (11)        -          -
   Amortization of GNMA and Treasury Note discount..         -         -         (7)
   Changes in assets and liabilities:
     Due from affiliates............................     (1,063)      206        560
     Other assets...................................        (23)      (23)       (62)
     Accounts payable and accrued expenses..........         36       (16)        53
                                                       --------   -------   --------
       Total adjustments............................     11,738     5,046     13,832
                                                       --------   -------   --------
  Net cash provided by operating activities.........   $  1,002   $ 1,900   $  3,238
                                                       ========   =======   ========

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Institutional Properties/2 (the "Partnership"), a California limited partnership, was formed on April 12, 1983, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by Equity Partners/2, ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through December 31, 1994, the Partnership had made 21 specific loans totaling approximately $180.6 million under the Master Loan.

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI has full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings. See Note 3 for further discussion of EP/2's bankruptcy settlement.

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in commercial paper with original maturities of three months or less.

Investment in Real Estate

The investment in real estate is recorded at the carrying value of the portion of the Master Loan (net of the allowance for possible losses) which, prior to foreclosure, was attributable to North Park Plaza and approximates the market value of such property at the date of foreclosure or estimated fair value. Estimated fair value is determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred.

Depreciation

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 20 years.

Investment in Master Loan

According to generally accepted accounting principles, lending arrangements that qualify as real estate acquisition, development, and construction ("ADC") loans are subject to certain rules for financial statement presentation and income recognition. Pursuant to these rules, the Master Loan and New Master Loan agreements as previously defined are classified as investments in ADC loans as of December 31, 1994 and 1993, primarily because the Partnership is entitled to receive, according to the provisions of the Master Loan and New Master Loan agreements, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the agreements. Under the accounting rules, the investment in Master Loan is accounted for by the cost method, whereby income from the investment is recognized as interest income to the extent of payments received and losses in the estimated net realizable value of the investment are recognized in the period they are identified. Interest income contractually due according to the terms of the Master Loan and New Master Loan agreements in excess of payments received is deferred. As of December 31, 1994 and 1993, such cumulative deferred interest, which is not included in the balance of the net investment in Master Loan, totaled $93.9 million and $78.5 million, respectively.

Allowance for Possible Losses

Allowances to reduce the carrying cost of the Master Loan and real estate investments are provided when it is probable that reasonably estimable net realizable values are less than the recorded carrying cost of such investments. Losses that result from the ongoing periodic evaluation of the net realizable value of the Master Loan and real estate investments are charged to expense in the period in which they are identified.

Securities Available For Sale

In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As the fair values of securities available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Equity (Deficit) and would not be reflected in the Statement of Operations. The cost of securities sold is determined using the specific identification method.

The Securities mature as follows:


                 DESCRIPTION           COST        MATURITY
                 -----------        ----------  --------------

               Treasury Bill        $  683,000  February, 1995
               Treasury Bill         1,463,000  March, 1995
               Treasury Bill         5,112,000  March, 1995
               Treasury Bill         2,500,000  April, 1995
               Equity Securities        11,000  N/A
                                    ----------
                                    $9,769,000
                                    ==========

  Rental Income

  The Partnership leases its commercial property under operating leases which vary in duration from one to five years. Rental income is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income subject to noncancellable operating leases is as follows (in thousands):

               YEAR ENDING
               DECEMBER 31,
               ------------
                   1995                $1,382
                   1996                 1,106
                   1997                   808
                   1998                   606
                   1999                   257
                Thereafter                 62
                                       ------
                   Total               $4,221
                                       ======

There is no assurance that this rental income will continue at the same level when the current leases expire.

Income Taxes

No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $108.1 million greater than the assets and liabilities as reported in the financial statements.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the general partner.

Net Income (Loss) Per Weighted Average Limited Partnership Unit

Net income (loss) per Weighted Average Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of weighted average Units outstanding. Per Unit information has been computed based on 909,153, 909,172, and 909,174 Weighted Average Units outstanding in 1994, 1993, and 1992, respectively.

Due from affiliates

Due from affiliates primarily represents cash flow payments owed by CCEP/2 to the Partnership under the terms of the New Master Loan Agreement.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three years in the period ended December 31, 1994. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. During 1992 and 1993, day-to-day property management services were provided by an unaffiliated management
company.   In late December 1994, an affiliate of Insignia began to perform property management services under the same management fee arrangement as the unaffiliated management company. Fees paid to PSI and Insignia have been reflected in the following table as compensation to related parties in the applicable periods:


                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
COMPENSATION                              1994          1993         1992
                                         ------        ------       ------
                                                   (in thousands)
Charged to property operations expenses
 Property management fees                $   19        $   15       $   17
                                         ======        ======       ======

The Partnership Agreement also provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------
  REIMBURSEMENTS                                      1994       1993       1992
                                                     ------     ------     ------
                                                            (in thousands)
  Charged to administrative expenses
   (including computer and payroll reimbursement)    $  325     $  451     $  424
                                                     ------     ------     ------


NOTE 3 - INVESTMENT IN MASTER LOAN

The investment in Master Loan consists of the following:

                                                   AS OF DECEMBER 31,
                                                  -------------------
                                                    1994       1993
                                                  --------   --------
                                                     (in thousands)

  Master Loan funds advanced..........            $ 93,974   $ 94,289
  Accrued deferred basic interest.....               1,495      1,495
  Collections reserve (a).............              (3,946)    (3,946)
                                                  --------   --------
                                                    91,523     91,838
  Less allowance for possible losses               (48,992)   (39,730)
                                                  --------   --------
  Net investment in Master Loan                   $ 42,531   $ 52,108
                                                  ========   ========

(a) The collections reserve represents funds collected by the Partnership relating to the Master Loan but which are not attributable to a specific property. The funds represent collections from properties sold by EP/2 for which the representative portion of the Master Loan has been repaid.

At December 31, 1994 and 1993, cumulative deferred interest totaling approximately $93.9 million and $78.5 million, respectively, was not included in the balance of the investment in Master Loan.

EP/2's Bankruptcy Settlement

Pursuant to a cash collateral order under EP/2's Chapter 11 proceeding described in Note 1, EP/2 was obligated to remit to the Partnership any excess cash generated on a monthly basis to service the Master Loan obligations. The Partnership received approximately $2 million from EP/2 pursuant to the cash collateral order during the year ended December 31, 1990.

In November 1990, pursuant to EP/2's reorganization plan described in Note 1, the Partnership and EP/2 consummated a closing pursuant to which: (1) the Partnership and EP/2 executed the New Master Loan Agreement more fully described below; (2) CCEP/2 renewed the deeds of trust on all the collateral securing the Master Loan; (3) the Partnership received cash of approximately $2.5 million, including $1.8 million from the general partners of EP/2 related to their promissory notes; (4) the Partnership accepted assignment of certain partnership interests in affiliated partnerships (the "Affiliated Partnership Interests"), which were valued by management of the Partnership at approximately $2.5 million, as additional collateral securing the Master Loan; and (5) all liabilities and claims between the Partnership and EP/2's general partners were released.

EP/2 was the holder of a note receivable secured by North Park Plaza which had not been performing according to the note terms since 1989. In the process of negotiating the final bankruptcy settlement discussed above, EP/2 assigned its interest in the note receivable to the Partnership. The Partnership foreclosed upon and acquired North Park Plaza in July 1990, CCEP/2 is still obligated for $6.6 million under the Master Loan attributable to North Park Plaza not extinguished in the foreclosure proceeding.

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the Net Master Loan Agreement. The Master Loan matures in November 2000.

Effective January 1, 1993, the Partnership and CCEP/2 amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing income on the investment in Master Loan by the amount of CCEP/2's capital expenditures since such amounts were previously excluded from Excess Cash Flow.

Summary of Operations of CCEP/2 and EP/2

Income and payments on the Partnership's Investment in Master Loan related to CCEP/2 and EP/2 totaled approximately $2.2 million, $2.9 million and $3.2 million, respectively, during the years ended December 31, 1994, 1993, and 1992. Following is a summary of operations of CCEP/2 and EP/2 for the years then ended:


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          1994         1993        1992
                                                       -----------  ----------  ----------
                                                                  (in thousands)
Funds provided by property operations..............    $ 18,014    $ 18,204    $ 17,621
Gross proceeds from Chagrin Richmond sale..........       2,807           -           -
Funds used for property operations (includes
 administrative expenses)..........................     (14,010)    (12,186)    (11,364)
Debt service payments on underlying notes payable..      (4,665)     (3,065)     (3,085)
                                                       --------    --------    --------
Total funds from operations........................       2,146       2,953       3,172
                                                       --------    --------    --------
Collections on general partner promissory notes....           -           -           -
Net investing activity.............................          49          38          13
                                                       --------    --------    --------
Net funds provided.................................       2,195       2,991       3,185
Excess cash remitted...............................           -           -           -
                                                       --------    --------    --------
                                                       $  2,195    $  2,991    $  3,185
                                                       ========    ========    ========
Master Loan activity:
Principal receipts on Master Loan..................    $    315    $  1,075    $    476
Interest income  ..................................       1,880       1,916       2,709
                                                       --------    --------    --------
                                                       $  2,195    $  2,991    $  3,185
                                                       ========    ========    ========

Change in Status of Collateral Properties

In December 1994, EP/2 sold the Chagrin Richmond Office Complex for net sales proceeds of approximately $862,000 after closing costs and repayment of approximately $1.7 million of related mortgage debt, including approximately $312,000 of participation interest. The disposition of the property does not release CCEP/2 from its $4.4 million obligation under the Master Loan.

CCEP/2 was a general partner in a limited partnership ("Broad and Locust Associates") which was managed by an unaffiliated co-general partner and which owned the 230 S. Broad Street Office Complex. Broad and Locust Associates filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 1992, and in 1993 a reorganization plan was confirmed by the bankruptcy court. Pursuant to the reorganization, the 230 S. Broad Street Office Complex was transferred to the first lien holder which held a mortgage loan of approximately $16 million secured by the property. The bankruptcy court determined the first lien was in excess of the property's estimated fair value, therefore, CCEP/2's general partner interest was unsecured. The disposition of the property did not release CCEP/2 from its $4.4 million obligation to the Partnership under the Master Loan which had been secured by the general partner interest in Broad and Locust Associates. The Partnership had previously recognized a provision for possible loss for the balance of the Investments in Master Loan secured by the general partner interest in Broad and Locust Associates. In 1994 CCEP/2 made a demand on certain other partners of Broad & Locust Associates for the amount of the Deficit Restoration Obligation ("DRO") as defined in the Broad & Locust Associates Second Amended and Restated Partnership Agreement entered into in July 1984 by CCEP/2 and certain other partners. No assurance can be given that CCEP/2 will be successful in its attempts to obtain payment of the DRO amount.

In October 1988, CCEP/2 sold the Kendale Gardens Apartments located in Miami, Florida, and accepted a $675,000 second lien note secured by the property. In May 1992, the underlying lender foreclosed on the property. At the time of foreclosure, there was no residual equity available to CCEP/2, therefore CCEP/2 charged the note and interest receivable to a previously established allowance for possible losses. This foreclosure did not release CCEP/2 from its $2.4 million obligation to the Partnership under the Master Loan related to Kendale Gardens.

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES

Activity in the allowance for possible losses account is as follows (in thousands):


                                             REAL   INVESTMENT IN
                                            ESTATE   MASTER LOAN      TOTAL
                                            ------  -------------  -----------

           Balance, December 31, 1991.....  $    -  $    25,230    $    25,230
           Provision for possible losses..       -       12,500         12,500
                                            ------  -----------    -----------
           Balance, December 31, 1992.....       -       37,730         37,730
           Provision for possible losses..   2,000        2,000          4,000
                                            ------  -----------    -----------
           Balance, December 31, 1993.....   2,000       39,730         41,730
           Provision for possible losses..   2,496        9,262         11,758
                                            ------  -----------    -----------
           Balance, December 31, 1994.....  $4,496  $    48,992    $    53,488
                                            ======  ===========    ===========

The property owned by the Partnership has experienced declines in its estimated net realizable value due to regional economic factors. Accordingly, the Partnership recorded approximately $2.5 million and approximately $2.0 million in provisions for possible losses on the real estate in the years ended December 31, 1994 and 1993, respectively.

Certain of the CCEP/2 properties collateralizing the Master Loan have experienced declines in their estimated net realizable values. As a result of this decline in collateral value, the Partnership recorded approximately $9.3 million and approximately $2.0 million in provisions for possible losses on the Investment in the Master Loan in 1994 and 1993, respectively.

Some of the commercial properties held by CCEP/2 have experienced declines in their estimated net realizable values due to regional economic factors and over built local commercial real estate markets. The Partnership recorded a $12.5 million provision for possible losses on the Investment in the Master Loan in 1992, primarily attributable to declines in estimated net realizable values of the Richmond Plaza and Town Center office complexes.

NOTE 5 - OTHER INCOME

In 1991, the Partnership (and simultaneously 15 Affiliated Partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 1,468 shares of Southmark Corporation Redeemable Series A Preferred Stock and 10,738 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $11,000 and approximately $80,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents and Securities available for sale (at market), totaling approximately $11.1 million, were greater than the reserve requirement of $7.6 million at December 31, 1994.

The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

NOTE 7 - PARTNERS' EQUITY (DEFICIT)

There were no distributions for the years ended December 31, 1994, 1993 and 1992.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1994
                            (dollars in thousands)



                                                                                            Gross Amount at
                                         Initial Cost             Costs            Which Carried at Close of Period
                                   -------------------------   Capitalized     ---------------------------------------
 Property            Related                   Buildings and   Substitution                Buildings and
Description       Encumbrances      Land       Improvements   To Acquisition     Land      Improvements       Total
- -----------       ------------     ---------   ------------   --------------   --------    -------------    ----------
North Park Plaza
 Southfield, MI     $       -      $   2,281    $   7,719       $   3,321      $  2,281     $     11,040    $   13,321
                    =========      =========    =========       =========      ========     ============    ==========


                                   Allowance                                   Depre-
                                      for        Date of                        ciable
                  Accumulated      Possible     Construc-         Date          lives
                  Depreciation     Losses(a)      tion          Acquired       (years)
                  ------------     ---------    ---------       --------       --------
North Park Plaza
 Southfield, MI     $  3,325       $  (4,496)        1972        7/13/90           5-20
                    ========       =========

 (a)  An allowance for possible losses has been provided for this property.  See
      Note 1 of the Financial Statements - "Organization and
      Summary of Significant Accounting Policies."

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                             Notes to Schedule III

                   Real Estate and Accumulated Depreciation



Changes in real estate and accumulated depreciation are as follows:


                                              FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------
REAL ESTATE:                                    1994       1993         1992
- ------------                                  ---------   -------     --------
                                                      (in thousands)

Balance, real estate at beginning of year... $ 12,686    $ 12,213    $ 11,763
 Additions..................................      635         473         450
                                             --------    --------    --------
Balance, real estate at end of year......... $ 13,321(1) $ 12,686(1) $ 12,213(1)
                                             ========    ========    ========

ACCUMULATED DEPRECIATION:
- ------------------------

Accumulated depreciation of real estate at
 beginning of year.......................... $  2,339    $   1,460   $    672
 Depreciation of real estate................      986          879        788
                                             --------    ---------   --------
Accumulated depreciation of real estate at
 end of year................................ $  3,325    $   2,339   $  1,460
                                             ========    =========   ========


  (1) The aggregate cost for federal income tax purposes is (in thousands):


    1994    $  13,423
    1993    $  12,788
    1992    $  12,315

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                       CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1994 and 1993

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                               TABLE OF CONTENTS

                               December 31, 1994



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS................................    29

CONSOLIDATED BALANCE SHEETS as of December 31, 1994 and 1993............    30

CONSOLIDATED STATEMENTS OF OPERATIONS for the Years Ended December 31,
  1994, 1993 and 1992...................................................    31

CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT for the Years Ended
 December 31, 1994, 1993 and 1992.......................................    32

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended December 31,
  1994, 1993 and 1992...................................................    33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................    35

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Consolidated Capital Equity Partners/Two, L.P.:


We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners/Two, L.P. (a California limited partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, approximately $21.4 million of nonrecourse mortgage debt secured by certain of the Partnership's properties matures in 1995. The General Partner intends to refinance this debt prior to its maturity. If the refinancings are not completed, the General Partner intends to request extensions of the maturities. Management's plans in regard to this matter are discussed in Note 4. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Equity Partners/Two, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP




Dallas, Texas,
  March 23, 1995

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)



                                           DECEMBER 31,
                                       -------------------
ASSETS                                   1994       1993
                                       --------   --------

Real estate, at cost:
 Land and improvements...............  $ 13,418   $ 14,149
 Buildings...........................    78,052     82,769
 Building improvements...............    14,515     13,489
 Furniture and fixtures..............     2,604      2,770
                                       --------   --------
                                        108,589    113,177
 Less: Accumulated depreciation......   (48,364)   (45,543)
                                       --------   --------
                                         60,225     67,634
                                       --------   --------

Cash and cash equivalents............      1,936     1,506
Securities available for sale........        390         -
Investments in limited partnerships..      2,508     2,508
Other assets.........................      3,121     2,383
Due from affiliates..................         10         -
                                       --------   --------
                                       $  68,190  $ 74,031
                                       =========  ========

  LIABILITIES AND PARTNERS' DEFICIT
  Master Loan and interest payable...  $ 185,442  $ 170,364
  Notes and interest payable.........     24,441     26,354
  Due to affiliates..................      1,318        302
  Other liabilities..................      1,781      1,881
                                       ---------  ---------
                                         212,982    198,901
                                       ---------   ---------
  Partners' deficit:
   Limited Partners..................   (143,358)  (123,635)
   General Partner...................     (1,434)    (1,235)
                                      ----------  ---------
                                        (144,792)  (124,870)
                                      ----------  ---------
                                      $   68,190  $  74,031
                                      ==========  =========

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands)



                                         FOR THE YEARS ENDED DECEMBER 31,
                                        -----------------------------------
                                           1994         1993        1992
                                        -----------  ----------  ----------
  Revenues:
    Rental............................    $ 17,923    $ 17,671    $ 17,703
    Investment income.................          55          38          13
    Other.............................           -         650           -
                                          --------    --------    --------
      Total revenues..................      17,978      18,359      17,716
                                          --------    --------    --------

  Costs and expenses:
    Interest (a)......................      20,076      18,363      17,351
    Property operations...............      10,685      10,480      10,849
    Depreciation......................       5,789       5,880       5,890
    Provision for possible losses.....           -         224           -
    Administrative....................         636         561         641
                                          --------    --------    --------
      Total costs and expenses (b)....      37,186      35,508      34,731
                                          --------    --------    --------

  Loss on disposition of real estate..        (714)          -           -
                                          --------    --------    --------
  Net loss............................    $(19,922)   $(17,149)   $(17,015)
                                          ========    ========    ========




  (a) Interest expense includes approximately $17.3 million, $15.8 million, and $14.7 million, to related parties for the years ended December 31, 1994, 1993 and 1992, respectively.

  (b) Costs and expenses include approximately $1.5 million, $1.1 million, and $853,000 to related parties for the years ended December 31, 1994, 1993 and 1992, respectively. See supplemental information with respect to related party transactions in Note 2 to the consolidated financial statements.

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

             For the Years Ended December 31, 1994, 1993 and 1992
                                (in thousands)



                                  GENERAL      LIMITED      PARTNERS'
                                  PARTNER      PARTNERS      DEFICIT
                                  --------     --------     ---------
  Balance at December 31, 1991..  $   (894)  $   (89,812)  $   (90,706)

  Net loss......................      (170)      (16,845)      (17,015)
                                  --------   -----------   -----------

  Balance at December 31, 1992..    (1,064)     (106,657)     (107,721)

  Net loss......................      (171)      (16,978)      (17,149)
                                  --------   -----------   -----------

  Balance at December 31, 1993..    (1,235)     (123,635)     (124,870)

  Net loss......................      (199)      (19,723)      (19,922)
                                  --------   -----------   -----------

  Balance at December 31, 1994..  $ (1,434)  $  (143,358)  $  (144,792)
                                  ========   ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)



                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1994         1993        1992
                                                         -----------  ----------  ----------

  Cash flows from operating activities:
    Cash received from tenants.........................    $ 18,014     $18,204     $17,621
    Cash paid to suppliers (a).........................     (10,568)     (9,295)     (9,560)
    Interest received..................................          49          38          13
    Interest paid (b)..................................      (3,287)     (4,663)     (5,865)
    Property taxes paid................................      (1,430)     (1,639)     (1,660)
                                                           --------     -------     -------
  Net cash provided by operating activities............       2,778       2,645         549
                                                           --------     -------     -------

  Cash flows from investing activities:
    Additions to real estate...........................      (1,835)     (1,358)     (1,659)
    Purchase of Securities available for sale..........        (390)          -           -
    Proceeds from property disposition.................         862           -           -
    Tenant improvement note receivable.................        (195)          -           -
                                                           --------     -------     -------
        Net cash used in investing activities..........      (1,558)     (1,358)     (1,659)
                                                           --------     -------     -------

  Cash flows from financing activities:
    Advances on Master Loan............................           -         662       2,353
    Principal payments on Master Loan..................        (315)     (1,075)       (476)
    Principal payments on notes payable................        (475)       (517)       (467)
                                                           --------     -------     -------
  Net cash provided by (used in) financing activities..        (790)       (930)      1,410
                                                           --------     -------     -------

  Net increase in cash and cash equivalents............         430         357         300
  Cash and cash equivalents, at beginning of year......       1,506       1,149         849
                                                           --------     -------     -------
  Cash and cash equivalents, at end of year............    $  1,936     $ 1,506     $ 1,149
                                                           ========     =======     =======




  (a) Payments to related parties totaling approximately $2.0 million, $1.1 million, and $853,000 for the years ended December 31, 1994, 1993 and 1992, respectively, are included in cash paid to suppliers. See supplemental information with respect to related party transactions in
      Note 2 to the consolidated financial statements.

  (b) Payments to related parties totaling approximately $812,000, $1.9 million, and $2.7 million for the years ended December 31, 1994, 1993 and 1992, respectively, are included in interest paid.

              See supplemental information with respect to this
                     consolidated statement of cash flows
          in Notes 4 and 6 to the consolidated financial statements.


   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              Reconciliation of Net Loss to Net Cash Provided by
                             Operating Activities
                                (in thousands)



                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1994         1993        1992
                                                             -----------  ----------  ----------

  Net loss.................................................    $(19,922)   $(17,149)   $(17,015)
                                                               --------    --------    --------

  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation.........................................       5,789       5,880       5,890
      Provision for possible losses........................           -         224           -
      Loss on disposition of real estate...................         714           -           -
      Participation interest paid at property disposition..         313           -           -
      Prorated rents paid at property disposition..........          42           -           -
      Changes in assets and liabilities:
      Other assets.........................................        (566)        (16)         38
      Interest payable.....................................      16,429      13,644      11,424
      Other liabilities....................................          10          15         257
      Due to (from) affiliates.............................         (31)         47         (45)
                                                               --------    --------    --------
      Total adjustments....................................      22,700      19,794      17,564
                                                               --------    --------    --------
  Net cash provided by operating activities................    $  2,778    $  2,645    $    549
                                                               ========    ========    ========




  See supplemental information with respect to this consolidated statement of cash flows in Notes 4 and 6 to the consolidated financial statements.


   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993

  NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Equity Partners/Two ("EP/2"), a California general partnership, was formed on April 28, 1983, to engage in the business of acquiring, operating and holding equity investments in income-producing real properties. Certain of the general partners of EP/2 were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of CCIP/2 (as defined below). On November 16, 1990, pursuant to the bankruptcy settlement discussed below, EP/2's general partners executed a new partnership agreement (the "New Partnership Agreement") whereby EP/2 converted from a general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"). The general partners of EP/2 became limited partners of CCEP/2. ConCap Holdings, Inc. ("CHI"), a Texas corporation, is CCEP/2's general partner. See "History of CHI" below.

  The operations of EP/2 were financed substantially through nonrecourse notes with participation interests (the "Master Loan") from Consolidated Capital Institutional Properties/2 ("CCIP/2"), a California limited partnership. These notes are secured by the real properties owned by and notes receivable on sold properties owed to CCEP/2.

  EP/2 Bankruptcy and Reorganization

  During 1989, EP/2 defaulted on certain interest payments that were due to CCIP/2 under the Master Loan and, before CCIP/2 was able to exercise its remedies for such default, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding ("Chapter 11").

  On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). On November 16, 1990, CCIP/2 consummated a closing under the Plan pursuant to which: (1) CCIP/2 and EP/2 executed an amended and restated loan agreement ("New Master Loan Agreement"); (2) CCEP/2 renewed the deeds of trust on all collateral securing the Master Loan; (3) EP/2 paid CCIP/2 cash of approximately $2.5 million, including $1.8 million contributed by the general partners of EP/2 related to their promissory notes;
  (4) the general partners of EP/2 contributed certain partnership interests in affiliated partnerships ("General Partnership Interests"), which were valued by management of CCIP/2 at approximately $2.5 million, that were assigned to CCIP/2 as additional collateral securing the Master Loan and (5) all liabilities and claims between EP/2's general partners and CCIP/2 were released. See Note 3 for a description of the terms of the New Master Loan Agreement.

  History of CHI

  The managing general partner of EP/2 was Consolidated Capital Enterprises, Inc. ("CCEI"), a Georgia corporation. In December 1988, CCEC filed for Chapter 11 protection. In October 1990, as part of CCEC's reorganization plan, CCEC sold its general partner interest in CCIP/2 to ConCap Equities, Inc. ("CEI"), a Delaware corporation.

  Pursuant to the New Partnership Agreement as discussed above, CHI, a wholly-owned subsidiary of CEI, became the sole general partner of CCEP/2, replacing CCEI, and the former general partners of EP/2 became limited partners of CCEP/2. Pursuant to the New Partnership Agreement, CCEP/2 is managed by CHI and CHI has full discretion with respect to conducting CCEP/2's business. CHI and the limited partners are hereinafter referred to collectively as the "Partners."

  All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years.

  The principal place of business for CCEP/2, CEI and CHI is One Insignia Financial Plaza, Greenville, South Carolina, 29602.

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO,L.P.

                          DECEMBER 31, 1994 AND 1993


  Consolidation of Investment in Majority-Owned Limited Partnership

  In 1985, EP/2 together with Anderson CC 2, a Georgia limited partnership, entered into a general partnership agreement ("CC Office Associates") to acquire Cosmopolitan Center, an office building located in Atlanta, Georgia. Pursuant to such general partnership agreement, the property ownership is split 90%/10% between CCEP/2, as successor to EP/2, and Anderson CC 2, respectively. CCEP/2's investment in CC Office Associates is consolidated in CCEP/2's financial statements. No minority interest liability has been reflected for Anderson CC 2's minority 10% interest because the Master Loan balance, which is secured by a deed of trust held by CCIP/2 on Cosmopolitan Center, exceeds the value of the property. As a result, CC Office Associates has a net capital deficit and no minority liability exists with respect to CCEP/2.

  Statements of Cash Flows

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in commercial paper with original maturities of three months or less.

  Restricted Cash

  The Partnership maintained the following restricted cash balances in Other Assets at December 31:


                                                1994             1993
                                            ------------      ----------
       Tax and Insurance Escrows              $ 397,400        $ 266,800


  Investments in Real Estate

  Investments in real estate are stated at lower of cost or estimated fair value. Estimated fair value is determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. However, in certain cases, when real estate has been purchased subject to existing mortgages, the basis of the investment has been reduced to reflect a discount recorded to reflect interest on the mortgage at the then prevailing market rates.

  Investments in Limited Partnerships

  Approximately $2.5 million of the investments in limited partnerships represents certain general partner interests in seven affiliated limited partnerships that were contributed by EP/2's general partners to CCEP/2 pursuant to the bankruptcy settlement previously discussed. These investments are recorded at their fair value as estimated by CCIP/2's management.

  Allowance for Possible Losses

  Allowances to reduce the carrying cost of real estate investments are provided when it is probable that their reasonably estimable net realizable values are less than the recorded carrying costs of such investments. Losses that result from the ongoing periodic evaluation of the net realizable value of the real estate investments are charged to expense in the period in which they are identified.

  Securities Available For Sale

  In 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." as the fair values of securities available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Equity (Deficit) and would not be reflected in the Statement of Operations. The cost of securities sold is determined using the specific identification method.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993


  The Securities mature as follows:

        DESCRIPTION            COST                MATURITY
        -----------          --------             -----------

       Treasury Bill       $   389,600            March, 1995

  Deferred Loan Fees

  Deferred loan fees are amortized using the effective interest method over the lives of the related mortgage notes. Unamortized deferred loan fees are included in other assets.

  Rental Income

  CCEP/2 leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. CCEP/2 expects that in the normal course of business these leases will be renewed or replaced by other leases. Commercial office leases vary from 1 to 15 years. Rental income is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial property as of December 31, 1994, subject to noncancellable operating leases is as follows (in thousands):


                              YEAR ENDING
                              DECEMBER 31,
                              ------------
              1995            $     8,296
              1996                  6,708
              1997                  5,595
              1998                  4,348
              1999                  3,804
              Thereafter            9,837
                              -----------
                              $    38,588
                              ===========

  There is no assurance that this rental income will continue at the same level when the current leases expire.

  Other Revenue

  During 1992, CCEP/2 initiated litigation to collect reimbursable utility charges from one of the tenants of the Richmond Plaza Office Building. In 1993 the litigation was dismissed. In July 1993, CCEP/2 collected $650,000 from the tenant which was recognized as other income.

  Depreciation

  Building, improvements, and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years.

  Income Taxes

  No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by CCEP/2. The Partners are responsible for their respective shares of CCEP/2's net income or loss. CCEP/2 reports certain transactions differently for tax than for financial statement purposes.

  The tax basis of the Partnership's assets and liabilities is approximately $84.4 million greater than the assets and liabilities as reported in the financial statements.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1993


Due to affiliates

Due to affiliates primarily represents cash flow payments owned by CCEP/2 to CCIP/2 under the terms of the New Master Loan Agreement.

NOTE 2 - RELATED PARTY TRANSACTIONS

CCEP/2 has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three years in the period ended December 31, 1994. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") an affiliate of the General Partner, for advisory services related to day-to-day property operations. Prior to July 1992, day to day property management services were provided to CCEP/2 properties by unaffiliated management companies. In July 1992, Coventry Properties, Inc. ("Coventry"), an affiliate of CHI assumed day-to-day property management responsibilities for one of CCEP/2 properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for three additional CCEP/2 properties in January 1994, and an affiliate of Insignia assumed day-to-day property management responsibilities for all of the rest of CCEP/2 properties in late December 1994. The management fee arrangement with Coventry, the affiliated management company, and the unaffiliated management companies also provided for payment of leasing their services in connection with obtaining new or renewed leases with tenants of the commercial office buildings. Fees paid to PSI and Coventry have been reflected in the following table as compensation to related parties.


                                             FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                            ----------------------
COMPENSATION                                 1994    1993    1992
- ------------                                ------  ------  ------
                                                (in thousands)
Charged to other assets:
 Lease commissions........................  $  493  $   -   $   -
                                            ------  -----   -----

Charged to property operations expenses:
 Property management fees.................     511    388     289
                                            ------  -----   -----

Charged to administrative expenses:
 Investment advisory fees.................     182    191     218
                                            ------  -----   -----

                                            $1,186  $ 579   $ 507
                                            ======  =====   =====

In addition to the compensation paid in connection with property operations and lease commissions described above, the Partnership Agreement provides for reimbursement to the property management companies for their expenses related to property operations (primarily salaries and related costs for on-site property personnel). The Partnership Agreement also provides for reimbursement to CHI and its affiliates for costs incurred in connection with administration of CCEP/2 activities. CHI and its affiliates (including Coventry) received reimbursements as reflected in the following table:


                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                    -------------------
REIMBURSEMENTS                                      1994   1993   1992
- --------------                                      -----  -----  -----
                                                      (in thousands)
Charged to property operations expenses:
 Reimbursement of direct property expense.........  $ 542  $ 254  $ 126
                                                    -----  -----  -----

Charged to administrative expenses:
 (including computer and payroll reimbursements)..    293    260    220
                                                    -----  -----  -----
                                                    $ 835  $ 514  $ 346
                                                    =====  =====  =====

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993

Beginning in 1991, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of CHI. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of CHI for advising and consulting services for CCEP/2's properties. The fee is computed as a .24% annual charge on the fair market value of CCEP/2's assets, excluding cash and cash equivalents. The agreement automatically renews for successive renewal terms of 90 days each, unless either party terminates the agreement.

NOTE 3 - MASTER LOAN AND ACCRUED INTEREST PAYABLE

Under the terms of the Master Loan Agreement, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP/2's properties are paid to CCIP/2 under the terms of the Master Loan Agreement. The Master Loan matures in November 2000.

Effective January 1, 1993, CCEP/2 and CCIP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from CCIP/2 to CCEP/2. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing Master Loan payments to CCIP/2 by the amount of CCEP/2's capital expenditures since such amounts were previously excluded from Excess Cash Flow. The amendment will have no effect on the computation of interest expense on the Master Loan.

Property and Note Receivable Dispositions through Foreclosure in 1990

EP/2's note receivable secured by North Park Plaza had not been performing according to the note terms since 1989. In the process of negotiating the bankruptcy reorganization discussed in Note 1, EP/2 assigned its interest in the North Park Plaza note receivable to CCIP/2 and in July 1990, CCIP/2 foreclosed on North Park Plaza. Approximately $10 million of Master Loan debt, which amount was equal to the appraised value of the property foreclosed, was extinguished by CCIP/2 in connection therewith. During the first quarter 1991, CCIP/2 adjusted the amount of the Master Loan extinguished through the foreclosure by $4 million, representing the difference between the amount bid at the foreclosure sale and the appraised value of the property. All of such extinguished amount, both in 1991 and 1990, was applied toward the outstanding Master Loan principal balance. CCEP/2 recognized a net gain on
extinguishment of debt of $4.2 million in 1991.   The remaining principal and
accrued interest on the portion of the Master Loan originally secured by North Park Plaza of approximately $6.6 million was not extinguished at the time of foreclosure and CCEP/2 is still obligated under the Master Loan for this amount.

NOTE 4 - NOTES PAYABLE

Balances at December 31, 1994 and 1993

                                          AS OF DECEMBER 31,
                                --------------------------------------
                                       1994                1993
                                ------------------  ------------------
                                NOTES AND INTEREST  NOTES AND INTEREST
                                     PAYABLE             PAYABLE
                                ------------------  ------------------
                                  (in thousands)      (in thousands)
Notes on real estate owned            $24,441             $26,354
                                      =======             =======

General

CCEP/2's notes payable are nonrecourse and collateralized by deeds of trust on real property. The notes payable bear interest at rates ranging from 8.75% to 9.875% per annum and mature between 1995 and 2003.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993


Summary of Maturities

                                 NOTE PAYABLE
                         ----------------------------
YEAR ENDING                        SPECIAL
DECEMBER 31,             REGULAR  OR BALLOON   TOTAL
- -----------------------  -------  ----------  -------
                                (in thousands)

 1995                    $   195     $21,309  $21,504
 1996                        150           -      150
 1997                        164           -      164
 1998                        179           -      179
 1999                        196           -      196
 Thereafter                  393       1,855    2,248
                         -------     -------  -------
                         $ 1,277     $23,164  $24,441
                         =======     =======  =======

  Regular principal payments on notes payable are those monthly or annual payments required to amortize the notes, exclusive of special or balloon payments. Balloon principal payments include payments required to repay notes at maturity.

  The Village Brooke Apartments, located in Cincinnati, Ohio, secures approximately $6.8 million of first mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in June 1994, to June 1995. Management is negotiating with the lender to extend the maturity of the mortgage debt. No assurance can be given that the General Partner will be successful in its negotiations with the lender.

  The Richmond Plaza Office Building, located in Richmond, Virginia, secures approximately $14.6 million in mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2.3 million. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in March 1994, to March 1995. Management is pursuing a modification or refinance of the mortgage debt. No assurance can be given that the General Partner will be successful in its negotiations with the lender.

  Note Receivable Disposition in 1993

  CCEP/2 held a note receivable received in connection with the November 18, 1988, sale of Scotts Level Apartments, a 234-unit complex located in Pikesville, Maryland. The property had been purchased with funds loaned by the Partnership pursuant to the Master Loan and which have subsequently been repaid. The note receivable had an outstanding balance including accrued interest at December 31, 1992 of $326,000 which had previously been fully reserved. No payments had been received on the note receivable since 1990, and the owner of the property subsequently filed for protection under the U.S. Bankruptcy Code. The Bankruptcy Court determined that CCEP/2's note receivable had no value, and in December 1993, CCEP/2 received $10,000 as full settlement of the note receivable. The remaining unpaid note and interest receivable was charged to the previously established allowance account.

  Interest which was due under the payment terms of the note but not recognized in the Statement of Operations due to the note's delinquent status totaled $52,000 and $47,000 for the years ended December 31, 1993 and 1992, respectively.

  Note Receivable Disposition in 1992

  At December 31, 1991, CCEP/2 held a note receivable with an outstanding principal balance of $675,000 pursuant to the October 1988 sale of the Kendale Gardens Apartments located in Miami, Florida. The note receivable was secured by a deed of trust on the property, and was subordinate to a first lien deed held by an underlying lender. As the borrower had not made scheduled interest payments since June 1990, the note was classified noncurrent and nonaccruing for accounting purposes at December 31, 1991. Interest which was due under the payment terms of the note but not recognized in the Statements of Operations due to the note's delinquent status totaled approximately $30,000 for the year ended December 31, 1992. In addition, the aggregate note and interest receivable balance of approximately $687,000 was fully reserved for possible loss at December 31, 1991.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1994 and 1993

The underlying lender foreclosed on the property in May 1992, and at the time of foreclosure, there was no residual equity available to CCEP/2. Accordingly, the note and interest receivable were charged to the related allowance for possible loss in May 1992. There was no effect on net income for the year ended December 31, 1992. This noncash transaction is not reflected in the accompanying statement of cash flows for the year ended December 31, 1992. This foreclosure did not release CCEP/2 from its obligation of $2.4 million under the Master Loan attributable to Kendale Gardens Apartments.

NOTE 5 - PARTNERS' DEFICIT

Pursuant to the New Partnership Agreement, the original general partner contributions to CCEP/2 and net income or losses from ongoing operations for both financial and tax reporting purposes are allocated 99% to the limited partners and 1% to CHI.

NOTE 6 - REAL ESTATE SALE

In December 1994, EP/2 sold the Chagrin Richmond Office Complex for net sales proceeds of approximately $862,000 after closing costs and repayment of approximately $1.7 million of related mortgage debt, including approximately $312,000 of participation interest. The disposition of the property does not release CCEP/2 from its $4.4 million obligation under the Master Loan. The Partnership recognized a loss of approximately $714,000 on the sale.

The sale transaction is summarized as follows:

                                                 FOR THE YEAR
                                           ENDED DECEMBER 31, 1994
                                           -----------------------
Sales Value:
 Cash proceeds received...............             $    862
 Debt discharged......................                1,749
                                                   --------
  Total sales value...................                2,611
                                                   --------
Cost of Sales:
 Net real estate (a)..................               (3,455)
 Other liabilities, net of other
  assets..............................                  130
                                                   --------
  Total costs of sales................               (3,325)
                                                   --------
 Loss on sale of real estate..........             $   (714)
                                                   ========

(a) Real estate at cost, $6.4 million.

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE PARTNERSHIP.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1994, their age and the nature of all positions with CEI presently held by them are as follows:


NAME OF INDIVIDUAL                POSITION IN CEI               AGE
- ------------------                ---------------               ---

Carroll D. Vinson                 President                      53

William H. Jarrard, Jr.           Vice President                 48

John K. Lines                     Vice President/Secretary       35

Kelley M. Buechler                Assistant Secretary            37

Robert D. Long, Jr.               Chief Accounting Officer/      27
                                  Controller

Carroll D. Vinson has been President of CEI since December of 1994 and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company which sold substantially all of its assets to Insignia in December 1990.

William H. Jarrard, Jr. has been Vice President of CEI since December of 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director - Asset Management and Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm of Ernst & Whinney for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Vice President and Secretary of CEI since December of 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1990 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

CEI is the general partner of the Partnership and 13 other Affiliated Partnerships as of December 31, 1994. One of the Affiliated Partnerships, Consolidated Capital Properties II, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October 15, 1991, and was subsequently liquidated pursuant to a reorganization plan approved by the Bankruptcy Court in the year ended December 31, 1992. Another Affiliated Partnership, Consolidated Capital Properties, filed for Chapter 11 protection on February 19, 1992, and was liquidated in 1994 pursuant to a reorganization plan approved by the Bankruptcy Court. These Chapter 11 filings were made due to the Partnerships' liquidity problems and maturities on certain mortgage debt secured by the Partnerships' real estate investments.

No family relationship exists between any of the directors and officers of CEI.

ITEM 11.   EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1994, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1994. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 8 - Financial Statements and Supplementary Data, Note 2 - Related Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

    As of February 16, 1995, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b) Beneficial Owners of Management

    Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c) Changes in Control

    Beneficial Owners of CEI

    As of February 16, 1995, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                             NUMBER OF   PERCENT
    NAME AND ADDRESS         CEI SHARES  OF TOTAL
    ----------------         ----------  --------
    GII Realty, Inc.           100,000     100%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to Item 8 -Financial Statements and Supplementary Data, Note 2 - Related Party Transactions, for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last three years.

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three years in the period ended December 31, 1994. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the management company performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to PSI for advisory
services related to day-to-day property operations.   Prior to July 1992, day
to day property management services were provided to CCEP/2 properties by unaffiliated management companies. In July 1992, Coventry Properties, Inc. ("Coventry") an affiliate of CHI assumed day-to-day property management responsibilities for one of the CCEP/2 properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for three additional CCEP/2 properties in January 1994, and an affiliate of Insignia assumed day-to-day property management responsibilities for the rest of CCEP/2 properties in late December 1994. The management fee arrangement with Coventry, the affiliated management company, and the unaffiliated management companies also provided for payment of leasing their services in connection with obtaining newor renewed leases with tenants of the commercial office buildings.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

                                    PART IV


  ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (A) The following documents are filed as part of this report:

      1.  Financial Statements

          Balance Sheets as of December 31, 1994 and 1993

          Statements of Operations for the Years Ended
           December 31, 1994, 1993 and 1992

          Statements of Partners' Equity (Deficit) for the Years
           Ended December 31, 1994, 1993 and 1992

          Statements of Cash Flows for the Years Ended
           December 31, 1994, 1993 and 1992

          Notes to Financial Statements

      2.  Schedules

          Schedule III - Real Estate and Accumulated Depreciation

          Audited Financials for Consolidated Capital Equity Partners/Two, L.P. for the years ended December 31, 1994, 1993 and 1992.

          All other schedules are omitted as they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

      3.  Exhibits

         S-K REFERENCE                                                                SEQUENTIAL
            NUMBER                             DOCUMENT DESCRIPTION                   PAGE NUMBER
         -------------                         --------------------                 --------------

                3 Certificates of Limited Partnership, as amended to date.

               10.1               Amended Loan Agreement dated November                   N/A
                                  15, 1990 (the "Effective
                                  Date"), by and between
                                  the Partnership and EP/2 (Incorporated by refer-
                                  ence to the Annual Report on Form 10-K for the
                                  year ended December 31, 1990 ("1990 Annual
                                  Report")).

               10.2               Assumption Agreement as of the Effective Date,          N/A
                                  by and between EP/2 and CCEP/2 (Incorporated
                                  by reference to the 1990 Annual Report).

               10.3               Assignment of Claims as of the Effective Date,          N/A
                                  by and between the Partnership and EP/2.
                                  (Incorporated by reference to the 1990
                                  Annual Report).


               10.4               Assignment of Partnership Interests in CC Office        N/A
                                  Associates and Broad and Locust Associates dated
                                  November 16, 1990 (the effective date), by and
                                  between EP/2 and CCEP/2 (Incorporated by reference
                                  to the 1990 Annual Report).




         S-K REFERENCE                                                                      SEQUENTIAL
            NUMBER                       DOCUMENT DESCRIPTION                               PAGE NUMBER
         -------------                   --------------------                               -----------

             10.5                Property Management Agreement No. 113                          N/A
                                 dated October 23, 1990, by and between
                                 the Partnership and CCEC (Incorporated
                                 by reference to the Quarterly Report
                                 on Form 10-Q for the quarter ended
                                 September 30, 1990).

             10.6                Bill of Sale and Assignment dated October 23,                  N/A
                                 1990, by and between CCEC and ConCap Services Company
                                 (Incorporated by reference to the Quarterly
                                 Report on Form 10-Q for the quarter ended
                                 September 30, 1990).

             10.7                Assignment and Assumption dated October 23,                    N/A
                                 1990, by and between CCEC and ConCap Management
                                 Limited Partnership ("CCMLP") (Incorporated by
                                 reference to the Quarterly Report on Form 10-Q
                                 for the quarter ended September 30, 1990).

             10.8                Assignment and Agreement as to Certain                         N/A
                                 Property Management Services dated October 23,
                                 1990, by and between CCMLP and ConCap Capital
                                 Company (Incorporated by reference to the
                                 Quarterly Report on Form 10-Q for the quarter
                                 ended September 30, 1990).

             10.9                Assignment and Agreement dated October 23,                     N/A
                                 1990, by and between CCMLP and The Hayman Company
                                 (100 Series of Property Management Contracts)
                                 (Incorporated by reference to the Quarterly Report
                                 on Form 10-Q for the quarter ended September 30, 1990).

             10.10               Construction Management Cost Reimbursement                     N/A
                                 Agreement dated January 1, 1991, by and between the
                                 Partnership and The Hayman Company.
                                 (Incorporated by reference to the Annual Report on
                                 Form 10-K for the year ended December 31, 1991).

             10.11               Investor Services Agreement dated October 23,                  N/A
                                 1990, by and between the Partnership and CCEC
                                 (Incorporated by reference to the Quarterly
                                 Report on Form 10-Q for the quarter ended
                                 September 30, 1990).

             10.12               Assignment and Assumption Agreement Investor                   N/A
                                 Services Agreement) dated October 23, 1990 by
                                 and between CCEC and ConCap Services Company.

             10.13               Letter of Notice dated December 20, 1991, from                 N/A
                                 Partnership Services, Inc. ("PSI") to the Partnership
                                 regarding the change in ownership and dissolution
                                 of ConCap Services Company whereby PSI assumed
                                 the Investor Services Agreement.  (Incorporated by
                                 reference to the Annual Report on Form 10-K for
                                 the year ended December 31, 1991).



         S-K REFERENCE                                                                                 SEQUENTIAL
            NUMBER                              DOCUMENT DESCRIPTION                                   PAGE NUMBER
         -------------                          --------------------                                   -----------
             10.14                Financial Services Agreement dated October                              N/A
                                  23, 1990, by and between the Partnership and
                                  CCEC (Incorporated by reference to the Quarterly
                                  Report on Form 10-Q for the quarter ended
                                  September 30, 1990) (Incorporated by reference
                                  to the 1990 Annual Report).

             10.15                Assignment and Assumption Agreement                                     N/A
                                  (Financial Services Agreement) dated October 23,
                                  1990, by and between CCEC and ConCap Capital
                                  Company (Incorporated by reference to the
                                  Quarterly Report on Form 10-Q for the quarter
                                  ended September 30, 1990).

             10.16                Letter of Notice dated December 20, 1991, from                          N/A
                                  PSI to the Partnership regarding the change in
                                  ownership and dissolution of ConCap Capital Company
                                  whereby PSI assumed the Financial Services Agreement.
                                  (Incorporated by reference to the Annual Report on
                                  Form 10-K for the year ended December 31, 1991).

              10.17               Property Management Agreement No. 501 dated                             N/A
                                  February 16, 1993, by and between the Partnership
                                  and Coventry Properties, Inc. (Incorporated by
                                  reference to the Annual Report on Form 10-K for
                                  the year ended December 31, 1992).

              10.18               Property Management Agreement No. 412 dated                             N/A
                                  May 13, 1993, by and between Consolidated Capital
                                  Equity Partners/Two L.P. and Coventry
                                  Properties, Inc. (Incorporated by reference to the
                                  Quarterly Report on Form 10-Q for the quarter ended
                                  September 30, 1993).

              10.19               Assignment and Assumption Agreement (Property                           N/A
                                  Management Agreement No. 412) dated May 13, 1993, by
                                  and between Coventry Properties, Inc., R&B Apartment
                                  Management Company Inc. and Partnership Services, Inc.
                                  (Incorporated by reference to the Quarterly Report
                                  on Form 10-Q for the quarter ended September 30, 1993).

              10.20               Assignment and Agreement as to Certain Property                         N/A
                                  Management Services dated May 13, 1993, by and between
                                  Coventry Properties, Inc. and  Partnership Services, Inc.
                                  (Incorporated by reference to the Quarterly Report on
                                  Form 10-Q for the quarter ended September 30, 1993).

              10.21               Property Management Agreement No. 413 dated                             N/A
                                  May 13, 1993, by and between Consolidated
                                  Equity Partners/Two L.P. and Coventry Properties, Inc.
                                  (Incorporated by reference to the Quarterly Report on
                                  Form 10-Q for the quarter ended September 30, 1993).



       S-K REFERENCE                                                         SEQUENTIAL
           NUMBER                           DOCUMENT DESCRIPTION             PAGE NUMBER
       -------------                        --------------------             -----------

           10.22              Assignment and Assumption Agreement                N/A
                              (Property Management Agreement No. 413)
                              dated May 13, 1993, by and between
                              Coventry Properties, Inc.,
                              R&B Apartment Management Company, Inc.
                              and Partnership Services, Inc. (Incorporated
                              by reference to the Quarterly Report on
                              Form 10-Q for the quarter ended
                              September 30, 1993).

           10.23              Assignment and Agreement as to Certain Property    N/A
                              Management Services dated May 13,1993, by and
                              between Coventry Properties, Inc. and Partnership
                              Services, Inc. (Incorporated by reference to the
                              Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1993).

           11                 Statement regarding computation of Net Income       21
                              per Limited Partnership Unit (Incorporated by
                              reference to Note 1 of Item 8 - Financial
                              Statements of this Form 10-K).

           16                 Letter, dated August 12, 1992, from Ernst & Young  N/A
                              to the Securities and Exchange Commission
                              regarding change in certifying accountant.
                              (Incorporated by reference to Form 8-K
                              dated August 6, 1992).

           27                 Financial Data Schedule containing summary         N/A
                              financial information extracted from the
                              balance sheet and statement of operations
                              which is qualified in its entirety by reference
                              to such financial statements.

           28.1               Fee Owner's Limited Partnership Agreement          N/A
                              dated November 14, 1990 (Incorporated by
                              reference to the 1990 Annual Report).

  (B)  Reports on Form 8-K.

       A Form 8-K dated on December 8, 1994 was filed reporting a change in control of the general partner of the Registrant in fourth quarter 1994.

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            By:  CONCAP EQUITIES, INC.
                                 Its General Partner,

March 30, 1995              By:  /s/ Carroll D. Vinson
- --------------              ----------------------------------------------------
Date                             Carroll D. Vinson
                                 President

March 30, 1995              By:  /s/ Robert D. Long, Jr.
- --------------              ----------------------------------------------------
Date                             Robert D. Long, Jr.
                                 Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 1995                   By:  /s/ Carroll D. Vinson
- --------------                   -----------------------------------------------
Date                                  Carroll D. Vinson
                                      Director and President

March 30, 1995                   By:  /s/ Robert D. Long, Jr.
- --------------                   -----------------------------------------------
Date                                  Robert D. Long, Jr.
                                      Controller, Principal Accounting Officer