Form 10-Q
period 1995-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1995-06-09
CIK 719184

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 312905, eff. 04/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1995

                              or

[  ]  Transition Report Under Section 13 or 15(d) of the Exchange Act


                  For the transition period.........to.........

                         Commission file number 0-11723


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
        (Exact name of small business issuer as specified in its charter)


         California                                      94-2883067
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number (803) 239-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .
                                       -----     ------




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


a)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                        (in thousands, except unit data)


                                                     March 31,   December 31,

                                                       1995          1994
                                                     ----------   ------------

Assets
   Cash and cash equivalents
                                                     $  1,753     $  1,351
   Securities available for sale                        9,250        9,769
   Prepaid expenses and other assets                      668          575
   Due from affiliates                                  1,347        1,347
   Net investment in master loan                       43,230       42,531

   Investment properties:
      Land                                              1,247        1,247
      Building and related personal property            7,698        7,578
                                                      -------      -------
                                                        8,945        8,825
      Less accumulated depreciation                    (3,531)      (3,325)
                                                      -------      -------
                                                        5,414        5,500
                                                      -------      -------

                                                     $ 61,662     $ 61,073
                                                      =======      =======

Liabilities and Partners' Capital (Deficit)

   Accounts payable and accrued expenses             $    197     $     89
   Tenant security deposits                                97          106
   Distributions payable                                  141          141
   Accrued property taxes                                  --           73
                                                      -------      -------
                                                          435          409
                                                      -------      -------

Partners' Capital (Deficit)
   General partner                                       (492)        (498)
   Limited partners (909,145 units outstanding)        61,719       61,162
                                                      -------      -------
                                                       61,227       60,664
                                                      -------      -------

                                                     $ 61,662     $ 61,073
                                                      =======      =======

              See Accompanying Notes to the Financial Statements


b)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        (in thousands, except unit data)



                                                    Three Months Ended
                                                          March 31,
                                                     1995           1994
                                                   -------        -------

Revenues:
   Rental income                                   $  489          $  422
   Interest on investment in master loan
    to affiliate                                      699              85
   Interest income                                    159             148
                                                    -----           -----
    Total revenues                                  1,347             655
                                                    -----           -----

Expenses:
   Property operations                                254             413
   Depreciation and amortization                      219             232
   Administrative                                     311             176
                                                    -----           -----
    Total expenses                                    784             821
                                                    -----           -----

   Other income (Note D)                               --              80
                                                    -----           -----
    Net income (loss)                              $  563          $  (86)
                                                    =====           =====

Net income (loss) allocated to
    general partners (1%)                          $    6          $   (1)
Net income (loss) allocated to
    limited partners (99%)                            557             (85)
                                                    -----           -----

                                                   $  563          $  (86)
                                                    =====           =====


Net income (loss) per limited
    partnership unit                               $  .61          $ (.09)
                                                    =====           =====

               See Accompanying Notes to the Financial Statements


c)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994
                        (in thousands, except unit data)



                              Limited
                            Partnership  General      Limited
                              Units      Partners     Partners      Total
                            ----------- ----------    ----------   ---------

Original capital
 contributions                912,182     $     1      $228,046   $228,047
                              =======      ======       =======    =======

Partners' capital (deficit)
   at December 31, 1993       909,154     $  (391)     $ 71,791   $ 71,400

Net loss for the three months
   ended March 31, 1994          --            (1)          (85)       (86)
                              -------      ------       -------    -------

Partners' capital (deficit)
   at March 31, 1994          909,154     $  (392)     $ 71,706   $ 71,314
                              =======      ======       =======    =======

Partners' capital (deficit)
   at December 31, 1994       909,145     $  (498)     $ 61,162   $ 60,664

Net income for the three months
   ended March 31, 1995          --             6           557        563
                              -------      ------       -------    -------

Partners' capital (deficit)
   at March 31, 1995          909,145     $  (492)     $ 61,719   $ 61,227
                              =======      ======       =======    =======

               See Accompanying Notes to the Financial Statements


d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)



                                                       Three Months Ended
                                                            March 31,
                                                      1995            1994
                                                    --------        --------
Cash flows from operating activities:
   Net income (loss)                                $    563         $   (86)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
      Depreciation                                       219             232
      Change in accounts:
       Prepaid expenses and other assets                (105)            (15)
       Interest receivable master loan                  (699)            (85)
       Accounts payable and accrued expenses             108             (36)
       Distributions payable                              --              (2)
       Due from affiliates                                --              (8)
       Tenant security deposits                           (9)            (29)
       Accrued taxes                                     (73)             24
                                                      ------          ------

         Net cash provided by (used in)
           operating activities                            4             (5)
                                                      ------          ------

Cash flows from investing activities:
   Property improvements and replacements               (121)           (106)
   Purchase of securities available for sale          (7,447)         (1,472)
   Proceeds from sale of securities
      available for sale                               7,966           3,817
                                                      ------          ------

         Net cash provided by investing activities       398           2,239
                                                      ------          ------

Cash flow from financing activities:                      --              --
                                                      ------          ------

Net increase in cash and cash equivalents                402           2,234

Cash and cash equivalents at beginning of period       1,351           1,912
                                                      ------          ------

Cash and cash equivalents at end of period           $ 1,753         $ 4,146
                                                      ======          ======

               See Accompanying Notes to the Financial Statements


e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1994.


Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Investment in Master Loan
- -------------------------

The Master Loan and the New Master Loan agreements are considered investments in acquisition, development, and construction ("ADC") loans, primarily because the Partnership is entitled to receive, according to the provisions of the Master Loan and New Master Loan agreements, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the agreements. The investment in Master Loan is accounted for by the cost method, whereby income from the investment is recognized as interest income to the extent of payments received and losses in the estimated net realizable value of the investment are recognized in the period they are identified. Interest income contractually due according to the terms of the Master Loan and New Master Loan agreements in excess of payments received is deferred. As of March 31, 1995, and December 31, 1994, such cumulative deferred interest, which is not included in the balance of the net investment in Master Loan, totaled $97.9 million and $93.9 million, respectively.

NOTE B - RELATED PARTY TRANSACTIONS
- -----------------------------------

Consolidated Capital Institutional Properties/2 ("Partnership") paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three months ended March 31, 1995 and 1994. For the three months ended March 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues were paid to an unaffiliated property management company for day-to-day property management services and the portion equal to 1% of Rental Revenues were paid to Partnership


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE B - RELATED PARTY TRANSACTIONS (CONTINUED)
- -----------------------------------

Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnerships' properties. Fees paid to affiliates of Insignia during the three months ended March 31, 1995, and fees paid to PSI for the three months ended March 31, 1994, are reflected in the following table:



                                                   For the Three Months Ended
                                                             March 31,

                                                     1995               1994
                                                   --------           -------

                                                          (in thousands)


   Property management fees                          $21               $ 4


The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates which includes Coventry for the three months ended March 31, 1994, received reimbursements as reflected in the following table:



                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1995              1994
                                                   --------          --------

                                                          (in thousands)

   Reimbursement for services of affiliates          $149              $ 76



NOTE C - NET INVESTMENT IN MASTER LOAN


Interest due to the Partnership according to the terms of the New Master Loan Agreement but not recognized in the income statements totaled approximately $4.0 and $4.2 million for the three months ended March 31, 1995, and 1994, respectively. At March 31, 1995, and December 31, 1994, such cumulative unrecognized interest totalling approximately $97.9 million and $93.9 million was not included in the balance of the investment in Master Loan.



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE D - OTHER INCOME


In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 1,468 shares of Southmark Corporation Redeemable Series A Preferred stock and 10,738 shares of Southmark Corporation New Common Stock, with an aggregate market value on the date of receipt of $11,000, and $80,472 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


NOTE E - COMMITMENT


The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents and securities available for sale (at market), totalling approximately $11 million, were greater than the reserve requirement of $7.6 million at March 31, 1995.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
          ----------------------------------------------------------

   The Partnership's investment properties consist of one apartment complex. The following table sets forth the average occupancy of this property for the three months ended March 31, 1995, and 1994:


                                                        Average
                                                       Occupancy
                                                      1995   1994
                                                      ------------
      North Park Plaza
        Southfield, Michigan                           59%    54%


   The General Partner attributes the increase in occupancy to its efforts to attract new tenants. Subsequent to March 31, 1995, the General Partner has obtained a commitment to lease approximately 18,000 square feet of space.

   The Partnership realized net income of approximately $563,000 for the three months ended March 31, 1995, as compared to a net loss of $86,000 for the three months ended March 31, 1994. The increase in net income is due primarily to an increase in interest income on the Master Loan due to increased cash flows at the affiliated investment properties (income is recorded based on the cash flow of the properties collateralized by the Master Loan). The increase in rental income is attributable to increased rental rates and higher occupancy rates at North Park Plaza. In addition, property operations expense decreased due to decreased taxes and a decrease in personnel and service costs. Offsetting these decreases was an increase in insurance expense resulting from higher premiums. Offsetting these increases to net income was an increase in administrative expenses for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994. The increase in administrative expenses was due to the $107,000 increase in expense related to the combined efforts of the Dallas and Greenville offices during the transition period for the three months ended March 31, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects administrative expenses to be reduced after the second quarter of 1995 once the transition efforts are complete.

   Other income realized in the three months ended March 31, 1994, is due to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceedings. (See Note D).

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At March 31, 1995, the Partnership had cash and cash equivalents of approximately $1,753,000 as compared to $4,146,000 at March 31, 1994. Net cash provided by operations increased slightly due to an increase in net income offset by a increase in interest receivable on the Master Loan. Net cash provided by investing activities decreased due to an increase in the purchase of securities available for sale offset partially by an increase in proceeds from sale of securities available for sale. There were no financing activities for the three months ended March 31, 1995, or 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. No distributions were made in the three months ended March 31, 1995, or in 1994. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, property sales, and the availability of cash reserves.




                           PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS
        -----------------

   The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)  Exhibits:

            S-K Reference                                       Sequential
               Number                   Description             Page Number
            -------------               -----------             -----------


               28.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three months ended March 31,
                                   1995 and 1994.

        (b)  Reports on Form 8-K:

             None filed during the three months ended March 31, 1995.


                                   SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CONSOLIDATED CAPITAL INSTITUTIONAL
                                  PROPERTIES/2

                                  By: CONCAP EQUITIES, INC.

                                      General Partner



                                  By: Carroll D. Vinson
                                     -----------------------------------
                                     Carroll D. Vinson
                                     President




                                  By: Robert D. Long, Jr.
                                     ------------------------------------
                                     Robert D. Long, Jr.
                                     Controller and Principal
                                     Accounting Officer


                                  Date:  June 9, 1995