Form 10-Q
period 1995-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1995-08-10
CIK 719184

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 (As last amended in Rel. No 312905, eff. 4/26/93.)

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      Form 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                         or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period.........to.........

                           Commission file number 0-11723


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
               (Exact name of registrant as specified in its charter)


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

      a)           CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                    BALANCE SHEET
                                     (Unaudited)
                          (in thousands, except unit data)


                                                            June 30,    December 31,
                                                              1995          1994

       Assets
          Cash                                              $  3,013       $  1,351

          Securities available for sale                        9,356          9,769

          Prepaid expenses and other assets                      531            575
          Due from affiliates                                     --          1,347

          Net investment in master loan                       43,230         42,531


          Investment properties:

             Land                                              1,247          1,247
             Building and related personal property            7,847          7,578

                                                               9,094          8,825

             Less accumulated depreciation                    (3,741)        (3,325)

                                                               5,353          5,500
                                                            $ 61,483       $ 61,073

       Liabilities and Partners' Capital (Deficit)

          Accounts payable and accrued expenses             $    235       $     89
          Tenant security deposits                               113            106

          Distributions payable                                  141            141

          Accrued taxes                                           --             73

                                                                 489            409
       Partners' Capital (Deficit)

          General partner                                       (495)          (498)

          Limited partners (909,145 units outstanding)        61,489         61,162

                                                              60,994         60,664
                                                            $ 61,483       $ 61,073




                   See Accompanying Notes to Financial Statements

      b)           CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)
                          (in thousands, except unit data)


                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,

                                        1995          1994         1995            1994
       Revenues:
          Rental income                $  505        $  408       $  994          $  830

          Interest on investment
             in master loan to
             affiliate                     --           739          699             824

          Interest and dividend
             income on investments        175           160          334             308
                Total revenues            680         1,307        2,027           1,962

       Expenses:

          Property operations             409           398          663             811

          Depreciation                    254           239          473             471
          Administrative                  250           150          561             326

                Total expenses            913           787        1,697           1,608

          Other income                     --            --           --              91

                Net (loss) income      $ (233)       $  520       $  330          $  445
       Net (loss) income allocated
          to general partners (1%)     $   (2)       $    5       $    3          $    4

       Net (loss) income allocated
          to limited partners (99%)      (231)          515          327             441

                                       $ (233)       $  520       $  330          $  445

       Net (loss) income per
          limited partnership unit     $ (.25)       $  .56       $  .36          $  .48


                   See Accompanying Notes to Financial Statements

      c)           CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                          (in thousands, except unit data)






                                            Limited
                                          Partnership    General      Limited
                                             Units       Partner      Partners       Total

       Original capital contributions       912,182       $     1     $228,046      $228,047

       Partners' capital (deficit) at
          December 31, 1993                 909,154       $  (391)    $ 71,791      $ 71,400

       Net income for the six months
          ended June 30, 1994                    --             4          441           445

       Partners' capital (deficit) at
          June 30, 1994                     909,154       $  (387)    $ 72,232      $ 71,845
       Partners' capital (deficit) at
          December 31, 1994                 909,145       $  (498)    $ 61,162      $ 60,664

       Net income for the six months
          ended June 30, 1995                    --             3          327           330

       Partners' capital (deficit) at
          June 30, 1995                     909,145       $  (495)    $ 61,489      $ 60,994

                   See Accompanying Notes to Financial Statements

      d)           CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                              1995            1994

       Cash flows from operating activities:
          Net income                                       $    330         $   445

          Adjustments to reconcile net income to
           net cash provided by operating activities:

             Depreciation                                       473             471
             Change in accounts:

              Prepaid expenses and other assets                 (12)             --

              Interest receivable master loan                  (699)           (485)

              Accounts payable and accrued expenses             146             (25)
              Distributions payable                              --              (2)

              Due from affiliates                             1,347              (8)

              Tenant security deposits                            7              19

              Accrued taxes                                     (73)            (19)
                  Net cash provided by
                      operating activities                    1,519             396

       Cash flows from investing activities:

          Property improvements and replacements               (270)           (403)

          Principal receipts on Master Loan                      --              43
          Purchase of securities available for sale         (30,096)         (1,472)

          Proceeds from sale of securities
             available for sale                              30,509           3,817

                  Net cash provided by investing
                      activities                                143           1,985

       Cash flow from financing activities:                      --              --

       Net increase in cash                                   1,662           2,381

       Cash at beginning of period                            1,351           1,912

       Cash at end of period                               $  3,013         $ 4,293


                   See Accompanying Notes to Financial Statements

      e)           CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Investment in Master Loan

         The New Master Loan agreement is considered investments in acquisition, development, and construction ("ADC") loans, primarily because the Partnership is entitled to receive, according to the provisions of the New Master Loan agreement, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the agreements. The investment in Master Loan is accounted for by the cost method, whereby income from the investment is recognized as interest income to the extent of payments received and losses in the estimated net realizable value of the investment are recognized in the period they are identified. Interest income contractually due according to the terms of the New Master Loan agreement in excess of payments received is deferred. As of June 30, 1995, and December 31, 1994, such cumulative deferred interest, which is not included in the balance of the net investment in Master Loan, totaled $102.6 million and $93.9 million, respectively.

      Note B - Related Party Transactions

         Consolidated Capital Institutional Properties/2 ("Partnership") paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1995 and 1994. For the six months ended June 30, 1994, a portion of such property management fees were paid to an unaffiliated property management company for day-to-day property management services and a portion was paid to Partnership

      Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnerships' properties. Fees paid to affiliates of Insignia during the six months ended June 30, 1995, and fees paid to PSI for the six months ended June 30, 1994, are reflected in the following table:



                                                          For the Six Months Ended
                                                                   June 30,
                                                           1995              1994
                                                               (in thousands)

          Property management fees                        $ 52               $ 8


         The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates, which includes Coventry Properties, Inc. ("Coventry") for the six months ended June 30, 1994, received reimbursements as reflected in the following table:



                                                           For the Six Months Ended
                                                                  June 30,
                                                          1995             1994
                                                             (in thousands)


          Reimbursement for services of affiliates        $296               $168

      Note C - Net Investment in Master Loan

         Interest due to the Partnership according to the terms of the New Master Loan Agreement, but not recognized in the income statements, totaled approximately $8.7 million and $7.8 million for the six months ended June 30, 1995 and 1994, respectively. At June 30, 1995, and December 31, 1994, such cumulative unrecognized interest totaling approximately $102.6 million and $93.9 million was not included in the balance of the investment in Master Loan.

      Note D - Other Income

         In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 1,468 shares of Southmark Corporation Redeemable Series A Preferred Stock and 10,738 shares of Southmark Corporation New common Stock with an aggregate market value on the date of receipt of $11,000 and $80,472 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

      Note E - Commitment

         The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totalling approximately $12.4 million, were greater than the reserve requirement of $7.6 million at June 30, 1995.

      Note F - Abandonment of Limited Partnership Units

         In the first six months of 1995, the number of Limited Partnership Units decreased by seven units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

         The net (loss) income per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the end of the period.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            The Partnership's investment property consists of one office building. The following table sets forth the average occupancy of this property for the six months ended June 30, 1995 and 1994:


                                                           Average
                                                           Occupancy

       Property                                          1995        1994

       North Park Plaza
          Southfield, Michigan                           59%          56%

         The General Partner attributes the increase in occupancy to its efforts to attract new tenants. During the third quarter of 1995, the General Partner expects a new tenant to occupy approximately 18,000 square feet of space.

         The Partnership's net income for the six months ended June 30, 1995, was approximately $330,000 as compared to net income of approximately $445,000 for the six months ended June 30, 1994. The Partnership realized a net loss of approximately $233,000 for the three months ended June 30, 1995, as compared to net income of $520,000 for the three months ended June 30, 1994. The decrease in net income for both the three and six month periods ended June 30, 1995, is primarily due to a decrease in interest income on the Master Loan due to decreased cash flows at the affiliated investment properties (income is recorded based on the cash flow of the properties collateralized by the Master Loan). Also, administrative expenses for the three and six month periods increased due to the increase in expenses related to the combined efforts of the Dallas and Greenville offices during the transition period for the six months ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects administrative expenses to be reduced beginning in the third quarter of 1995 as the transition efforts are now complete. Offsetting these decreases in net income is an increase in rental income due to increased rental rates and higher occupancy rates at North Park Plaza and a decrease in property operations expense due to decreased taxes and personnel and service costs.

         Other income realized in the six months ended June 30, 1994, is due to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceedings. (See Note D).

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership reported cash of approximately $3,013,000 versus cash of approximately $4,293,000 for the corresponding period of 1994. Net cash provided by operating activities increased due to a decrease in due from affiliates. The decrease in due from affiliates resulted from the payment of the December 31, 1994, accrued interest receivable on the Master Loan which had been recorded as "due from affiliate" at December 31, 1994. Net cash provided by investing activities decreased primarily due to the increase in purchases of securities available for sale which was only partially offset by an increase in proceeds from sale of securities available for sale.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. No distributions were made in the six months ended June 30, 1995 or 1994. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, property sales, and the availability of cash reserves.

                             PART II - OTHER INFORMATION



      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits:

                  S-K Reference
                     Number                   Description

                     27 Financial Data Schedule is filed as an exhibit to this report.

                     28.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the six months ended June 30, 1995 and 1994.

              (b) Reports on Form 8-K:

                  A Form 8-K dated May 3, 1995, was filed reporting a change in the Registrant's Certifying Accountant.

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



                                         CONSOLIDATED CAPITAL INSTITUTIONAL
                                         PROPERTIES/2

                                         By: CONCAP EQUITIES, INC.
                                             General Partner



                                         By:/s/ Carroll D. Vinson
                                            Carroll D. Vinson
                                            President




                                         By:/s/ Robert D. Long, Jr.
                                            Robert D. Long, Jr.
                                            Controller and Principal
                                            Accounting Officer


                                         Date: