Form 10-Q
period 1995-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1995-11-14
CIK 719184

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

                For the quarterly period ended September 30, 1995

                                       or

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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                                   September 30,   December 31,
                                                       1995           1994
 Assets
    Cash and cash equivalents                       $   9,685      $  1,351
    Securities available for sale                          11         9,769
    Prepaid expenses and other assets                     424           575
    Due from affiliates                                    --         1,347
    Net investment in master loan to affiliate         43,118        42,531

 Investment properties:
       Land                                               716         1,247
       Building and related personal property           5,323         7,578
                                                        6,039         8,825
       Less accumulated depreciation                   (3,961)       (3,325)
                                                        2,078         5,500

                                                     $ 55,316      $ 61,073

 Liabilities and Partners' Capital (Deficit)
    Accounts payable and accrued expenses            $    200      $     89
    Tenant security deposits                              113           106
    Distributions payable                                 141           141
    Accrued taxes                                          27            73
                                                          481           409
 Partners' Capital (Deficit)
    General partner                                      (556)         (498)
    Limited partners (909,138 units
       outstanding at September 30, 1995 and
       909,145 units outstanding at
       December 31, 1994)                              55,391        61,162
                                                       54,835        60,664

                                                     $ 55,316      $ 61,073

[FN]


                 See Accompanying Notes to Financial Statements

b)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended        Nine Months Ended
                                        September 30,              September 30,
                                       1995        1994          1995        1994
 Revenues:
    Rental income                    $   353      $  478      $ 1,347      $ 1,308
    Interest income on net
       investment in master
       loan to affiliate                  22          91          721          915
    Interest and dividend
       income on investments             148         155          482          463
    Reduction of allowance for
       possible losses                   587          --          587           --
          Total revenues               1,110         724        3,137        2,686
 Expenses:
    Property operations                  511         456        1,174        1,267
    Depreciation and amortization        199         255          672          726
    Administrative                       206         128          767          454
    Write-down of investment
       properties                      3,350          --        3,350           --
          Total expenses               4,266         839        5,963        2,447
    Loss on sale of United
       States Treasury Notes              --         (55)          --          (55)
    Other income                          --          --           --           91

          Net (loss) income          $(3,156)     $ (170)     $(2,826)     $   275
 Net (loss) income allocated
    to general partner  (1%)         $   (32)     $   (2)     $   (28)     $     3
 Net (loss) income allocated
    to limited partners (99%)         (3,124)       (168)      (2,798)         272
                                     $(3,156)     $ (170)     $(2,826)     $   275
 Net (loss) income per
    limited partnership unit         $ (3.44)     $ (.18)     $ (3.08)     $   .30


[FN]

                 See Accompanying Notes to Financial Statements

c)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners        Total
 Original capital contributions      912,182        $     1     $228,046      $228,047
 Partners' capital (deficit) at
    December 31, 1993                909,154        $  (391)    $ 71,791      $ 71,400
 Net income for the nine months
    ended September 30, 1994              --              3          272           275
 Partners' capital (deficit) at
    September 30, 1994               909,154        $  (388)    $ 72,063      $ 71,675
 Partners' capital (deficit) at
    December 31, 1994                909,145        $  (498)    $ 61,162      $ 60,664
 Distributions                                          (30)      (2,973)       (3,003)
 Net loss for the nine months
    ended September 30, 1995              (7)           (28)      (2,798)       (2,826)
 Partners' capital (deficit) at
    September 30, 1995               909,138        $  (556)    $ 55,391      $ 54,835


[FN]

                 See Accompanying Notes to Financial Statements

d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                        1995            1994
 Cash flows from operating activities:
    Net (loss) income                                $ (2,826)        $   275
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation and amortization                      672             726
       Write-down of investment properties              3,350              --
       Reduction of allowance for possible losses        (587)             --
       Change in accounts:
        Prepaid expenses and other assets                 116             (46)
        Interest receivable on master loan                 --             188
        Accounts payable and accrued expenses             112             (11)
        Distributions payable                              --              (2)
        Due from affiliates                             1,347             (53)
        Tenant security deposits                            7               9
        Accrued taxes                                     (47)             45
            Net cash provided by
                operating activities                    2,144           1,131

 Cash flows from investing activities:
    Property improvements and replacements               (564)           (543)
    Principal receipts on Master Loan                      --              55
    Purchase of securities available for sale         (41,487)         (8,729)
    Proceeds from sale of securities available
       for sale                                        51,244           7,488
            Net cash provided by (used in)
                investing activities                    9,193          (1,729)

 Cash flows from financing activities:
    Distributions                                      (3,003)             --
            Net cash used in
                financing activities                   (3,003)             --

 Net increase (decrease) in cash and
    cash equivalents                                    8,334            (598)

 Cash and cash equivalents at beginning of period       1,351           1,912
 Cash and cash equivalents at end of period          $  9,685         $ 1,314


[FN]

                 See Accompanying Notes to Financial Statements

e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Investment in Master Loan

   Beginning in 1995, Consolidated Capital Institutional Properties/2 ("Partnership") adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

Accounting Change - Investments

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 at September 30, 1995.

Note B - Related Party Transactions

   The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1995 and 1994, along with leasing commissions. For the nine months ended September 30, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to affiliates of Insignia during the nine months ended September 30, 1995, and fees paid to Coventry and PSI for the nine months ended September 30, 1994, are reflected in the following table:

                                                 For the Nine Months Ended
                                                        September 30,
                                                     1995             1994

                                                         (in thousands)

     Property management fees                        $72               $14
     Leasing commissions                              98                --


   The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:


                                                 For the Nine Months Ended
                                                       September 30,
                                                   1995             1994

                                                       (in thousands)

    Reimbursement for services of affiliates       $331             $224

   On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


Note C - Net Investment in Master Loan


   The "net investment in Master Loan to affiliate" consists of the following:

                                       September 30, 1995    December 31, 1994
                                                   (in thousands)

 Master Loan funds advances                  $ 93,974             $ 93,974
 Accrued deferred basic interest                1,495                1,495
 Collection reserve                            (3,946)              (3,946)
                                               91,523               91,523
 Less:  allowance for possible loss           (48,405)             (48,992)
 Net investment in Master Loan
    to affiliate                             $ 43,118             $ 42,531


   At September 30, 1995, the recorded investment in Master Loan is considered to be impaired under Statement 114. The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1995, the Partnership recorded approximately $587,000 in income based upon an increase in the fair value of the collateral.

   Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $14.1 million and $12.0 million for the nine months ended September 30, 1995 and 1994, respectively. At September 30, 1995, and December 31, 1994, such cumulative unrecognized interest totaling approximately $107.3 million and $93.9 million was not included in the balance of the investment in Master Loan. Subsequent to quarter end, the Partnership loaned an additional $1.5 million to Consolidated Capital Equity Partners/Two L.P. to fund planned capital improvements.


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



Note E - Commitment

   The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totalling approximately $9.7 million, were greater than the reserve requirement of $7.5 million at September 30, 1995.


Note F - Accounting for the Impairment of Long-Lived Assets

   At September 30, 1995, the Partnership adopted FASB Statement 121. Estimated fair value of the investment property was determined using net operating income of the property, capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. As a result of the Partnership's continuing evaluation of its investments, an impairment loss of approximately $3.35 million was recorded based on the property's operating results and expected cash flows.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment property consists of one office building. The following table sets forth the average occupancy of this property for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
 Property                                         1995         1994

 North Park Plaza
    Southfield, Michigan                           62%          58%

   The General partner attributes the increase in occupancy to its efforts to attract new tenants. During the nine months ended September 30, 1995, approximately 25,000 square feet of space was leased to new tenants.

   The Partnership's net loss for the nine months ended September 30, 1995, was approximately $2,826,000 as compared to net income of approximately $275,000 for the nine months ended September 30, 1994. The Partnership realized a net loss of approximately $3,156,000 for the three months ended September 30, 1995, as compared to a net loss of approximately $170,000 for the three months ended September 30, 1994. The increase in net loss for the three and nine months ended September 30, 1995, is primarily attributable to the write-down of the Partnership's sole investment property, North Park Plaza, due to the early adoption of FASB 121 (see note F). Also contributing to the increased net loss was a decrease in interest income on the Master Loan due to decreased cash flows of the affiliated investment properties (income is recorded based on the cash flow of the properties collateralized by the Master Loan). Also, administrative expenses increased for the three and nine month periods ended September 30, 1995. The increase for the three months ended September 30, 1995, was the result of printing and mailing costs associated with first and second quarter 10-Q's that were sent to investors. The increase for the nine months ended September 30, 1995, is due to the items noted above and to expenses related to the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. Offsetting the increased net loss was a reduction of the allowance for possible losses of the Master Loan as determined under FASB 114.

   Other income realized in the nine months ended September 30, 1994, is due to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceedings. (See Note D).

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

   At September 30, 1995, the Partnership reported cash of approximately $9,685,000 versus cash of approximately $1,314,000 for the corresponding period of 1994. Net cash provided by operating activities increased due to the decrease in due from affiliates which resulted from the payment of the December 31, 1994, accrued interest receivable on the Master Loan which had been recorded as "due from affiliates" at December 31, 1994. Net cash provided by investing activities increased due to an increase in proceeds from securities available for sale which was only partially offset by a decrease in purchases of securities. Net cash used in financing activities increased due to a distribution made during the third quarter of 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. In September 1995, the Partnership made a distribution to the limited partners of approximately $2,973,000, or $3.28 per unit. A matching distribution of approximately $30,000 was made to the General Partner. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, property sales, and the availability of cash reserves.



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            S-K Reference
               Number                   Description

               27                  Financial Data Schedule is filed as an
                                   exhibit to this report.

               28.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the nine months ended September 30, 1995 and 1994.

        (b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.



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


                                   Date: November 14, 1995