Form 10-K/A
period 1994-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1995-12-22
CIK 719184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1994

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to

                         Commission file number 0-11723


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
             (Exact name of registrant as specified in its charter)


          California                                            94-2883067
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


         One Insignia Financial Plaza, Greenville, South Carolina 29602
              (Address of principal executive offices)  (Zip code)


                                 (864)  239-1000
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

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

As of December 31, 1994, the Partnership's working capital reserves are greater than the 5% of Net Invested Capital, as required by its Partnership Agreement. See "Current Operating Plan" below and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for discussion of Partnership liquidity and capital resources. Also, see Item 8 - Financial Statements and Supplementary Data, for the amounts of revenue and operating losses generated by the Partnership's operations for its last three years. The Partnership does not directly employ any persons. The General Partner and its affiliates employ persons in the operation and management of the Partnership, whose costs are reimbursed by the Partnership.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Investment in Property:

As of December 31, 1994, the Partnership's primary asset is the Master Loan, as described in Item 1 - Business -Status of Master Loan. The Master Loan is collaterally secured, in part, by deeds of trust on real property owned by CCEP/2. CCEP/2 owns these properties in fee, unless otherwise indicated. The deeds of trust securing the Master Loan are first lien deeds of trust, except where other mortgage debt is shown. Additional property information is discussed in Item 8 - Financial Statements and Supplementary Data, Note 3 - Investment in Master Loan and Schedule III - Real Estate and Accumulated Depreciation. The Partnership owns in fee an office complex which it acquired through foreclosure in 1990. As of December 31, 1994, the investment in real estate and the real estate securing the Master Loan are as follows (dollar amounts are in thousands, except for rent per square foot data):

                                           AS OF DECEMBER 31, 1994

                                                 PROPERTY
                                                  AT NET                AVERAGE
                                                 CARRYING    MORTGAGE   RENT PER
 PROPERTY                    OCCUPANCY(a)         VALUE        DEBT    SQ.FT. (b)
 North Park Plaza Office
 complex 267,273 sq.ft.
 Southfield, Michigan            61%            $  5,500     $   --      $ 11.61





INVESTMENT IN MASTER LOAN:


                                                                    AS OF DECEMBER 31, 1994
                                            ORIGINAL                                                                AVERAGE
                                            PURCHASE                         MASTER LOAN          THIRD PARTY      RENT PER
 COLLATERAL PROPERTY                         PRICE         OCCUPANCY (a)       BALANCE           MORTGAGE DEBT     SQ.FT.(b)
 1. Canyon Crest- Apartments
       90 units
      Littleton, Colorado                    $ 2,695          100%              $ 3,149          $     --          $ 6.86

 2. Civic Center -Office complex
      114,536 sq.ft.
      Southfield, Michigan                     7,892          80%                 9,975                --           13.55

 3.  Central Park Plaza- Office
      102,190 sq.ft.
      Southfield, Michigan                     7,058          96%                 8,961                --           12.92

 4. Cosmopolitan Center- Office
      70,500 sq.ft.
      Atlanta, Georgia                         5,445          95%                 6,313                --           10.18

 5. Crescent -Office complex
      164,822 sq.ft.
      Southfield, Michigan                     3,754          75%                 4,278                --           11.04

 6. Lahser I & II -Office complex
      164,822 sq.ft.
      Southfield, Michigan                     8,796          80%                 9,643                --           12.80

 7. Highcrest Townhomes -Apartments
      176 units
      Woodbridge, Illinois                     5,900          94%                 7,128                --            8.16

 8. Richmond Plaza -Office complex
      232,000 sq.ft.                          16,053          92%                 2,323            14,556           15.16

 9. Town Center -Office complex (c)
      154,585 sq.ft.
      Santa Ana, California                   17,738          72%                16,574             3,074           14.73

 10. Village Brooke -Apartments (c)
       330 units
      Cincinnati, Ohio                         8,250          90%                 1,976             6,811            7.82

 11. Windmere-Apartments
      257 units
      Houston, Texas                           5,423          96%                 6,494                --            6.91
                                                                                $76,814           $24,441
Total:   Apartments       -       853 units
         Office complex   -       909,339 net leasable sq.ft.

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

SUMMARY OF INVESTMENT IN MASTER LOAN

                                                               AS OF DECEMBER 31, 1994
                                                                   (in thousands)
 Secured by real property owned by CCEP/2                            $ 76,814
 Principal owed for properties no longer owned by CCEP/2               17,160   (a)
 Deferred basic interest                                                1,495
 Collections reserve (d)                                               (3,946)
                                                                       91,523   (b)
 Less allowance for possible losses (c)                               (48,992)
 Net investment in Master Loan                                       $ 42,531


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


                                                   FOR THE YEARS ENDED DECEMBER 31
 STATEMENTS OF OPERATIONS                   1994      1993     1992     1991      1990

                                                  (in thousands, except unit data)
 Revenues                                $  4,266  $  4,068 $  5,057 $  6,138  $  6,055
 Costs and expenses                       (15,093)   (7,214) (15,651)  (5,594)  (11,063)
 Income (loss) from operations            (10,827)   (3,146) (10,594)     544    (5,008)
 Gain (loss) on sale of securities
    available for sale                         --        --       --      112       (43)
 Other income                                  91        --       --       --        --
 Net income (loss)                       $(10,736) $ (3,146)$(10,594)$    656  $ (5,051)
 Net income (loss) per Limited
 Partnership Unit:
    Income (loss) from operations        $ (11.79) $  (3.43)$ (11.45)$    .59  $  (5.45)
    Gain (loss) on sale of securities
    available for sale                         --        --       --      .12      (.05)
    Other Income                              .10        --       --       --        --
    Net income (loss)                    $ (11.69) $  (3.43)$ (11.45)$    .71  $  (5.50)
 Distributions per Limited Partnership   $     --  $     -- $     -- $   2.20  $   9.90
 Weighted Average Limited Partnership
    Units outstanding                     909,153   909,172  909,174  909,174   909,174


                                                       AS OF DECEMBER 31,
 BALANCE SHEETS                              1994      1993     1992     1991      1990
                                                         (in thousands)
 Total assets                            $ 61,073  $ 71,775 $ 75,110 $ 85,501  $ 86,895


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

Income on Investment in Master Loan

The following table summarizes the sources of income and payments on the Investment in Master Loan with respect to CCEP/2's operations during the years ended December 31, 1994, 1993 and 1992, respectively:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                 1994          1993         1992
                                                         (in thousands)
 Funds provided by property operations         $ 18,014      $ 18,204     $ 17,621
 Proceeds from Chagrin Richmond sale              2,807            --           --
 Funds used for property operations
     (included administrative expenses)         (14,010)      (12,186)     (11,364)
 Debt service payments on underlying notes
     payable                                     (4,665)       (3,065)      (3,085)
 Net funds provided by property operations        2,146         2,953        3,172
 Net investing activity                              49            38           13
 Net funds provided                               2,195         2,991        3,185
 Excess cash remitted                                --            --           --
                                               $  2,195      $  2,991     $  3,185
 Master Loan activity:
 Principal receipts on Master Loan             $    315      $  1,075     $    476
 Interest income                                  1,880         1,916        2,709
                                               $  2,195      $  2,991     $  3,185


The following table reconciles the table above to the amounts presented in the financial statements of CCEP/2 in Exhibit 99.1.


                                                FOR THE YEARS ENDED DECEMBER 31,
                                                 1994          1993         1992
                                                         (in thousands)
 Net cash flows for CCEP/2                     $    430      $    357     $    300
 Cash payments of principal and interest
     on master loan                               1,160         2,698        3,185
 Purchase of securities available for sale          390            --           --
 Amounts deducted from gross proceeds from
     property sales                                 196            --           --
 Miscellaneous                                       19           (64)        (300)

                                               $  2,195      $  2,991     $  3,185

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

Richmond Plaza Office Building

The Richmond Plaza Office Building ("Richmond Plaza") leases 48% of its leasable square feet to a single tenant under a lease which was scheduled to expire in July 1994. The tenant had previously expressed its desire to relocate its offices. As a result of the General Partner's and the building management company's extensive renewal efforts, CCEP/2 was successful in obtaining the renewal of the tenant's lease during the first quarter of 1994. Since the renewal, which extends the tenant's lease through December 1999, is for approximately $120,000 per month rather than at the former rental rate of $184,000, future rental revenue from this tenant will not be consistent with prior years. In May 1994, CCEP/2 paid lease commissions totaling $455,000, related to the lease renewal, which were due to the building's management company as provided for in the management agreement. Richmond Plaza secures approximately $14.6 million in mortgage debt (the "first lien note") which is superior to CCEP/2's related obligation under the Master Loan of approximately $2.3 million. The Partnership has considered the projected impact of these reduced revenues in its valuation of the Master Loan. In May 1994, management negotiated a one-year extension with the lender which extends the maturity of the first lien note, which matured in March 1994, to March 1995. Management is pursuing a modification or refinance of the mortgage debt. No assurance can be given that the General Partner will be successful in its negotiations with the lender.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                                                 PAGE
INDEX                                                           NUMBER

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          16

BALANCE SHEETS as of December 31, 1994 and 1993                   17

STATEMENTS OF OPERATIONS for the Years Ended December 31,
  1994, 1993 and 1992                                             18

STATEMENTS OF PARTNERS' EQUITY (DEFICIT) for the Years
  Ended December 31, 1994, 1993 and 1992                          19

STATEMENTS OF CASH FLOWS for the Years Ended December 31,
  1994, 1993 and 1992                                             20

NOTES TO FINANCIAL STATEMENTS                                     22

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION           31

CONSOLIDATED FINANCIAL STATEMENTS FOR CONSOLIDATED CAPITAL
  EQUITY PARTNERS/TWO, L.P. as of and for the years ended
  December 31, 1994 and 1993                                      Exhibit 99.1



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


                                    ARTHUR ANDERSEN LLP




Dallas, Texas,
  March 23, 1995

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                             DECEMBER 31,
 ASSETS                                                  1994         1993
 Real estate:
      Land                                              $  1,247    $  1,821
      Buildings and improvements                           7,578       8,865
                                                           8,825      10,686
 Less: Accumulated depreciation                           (3,325)     (2,339)

                                                           5,500       8,347

 Net Investment in Master Loan                            91,523      91,838
      Less: Allowance for possible losses                (48,992)    (39,730)
                                                          42,531      52,108

 Cash and cash equivalents                                 1,351       1,912
 Securities available for sale                             9,769       8,572
 Due from affiliates                                       1,347         284
 Other assets                                                575         552

                                                         $61,073     $71,775

 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

 Accounts payable and accrued expenses                  $     89    $     34
 Distributions  payable                                      141         143
 Deposits                                                    106         120
 Accrued property taxes                                       73          78
                                                             409         375
 Commitment and contingencies (Note 6)

 Partners' equity (deficit):
   Limited Partners - 909,145 and 909,154
       units outstanding in 1994 and 1993,                61,162      71,791
   General Partner                                          (498)       (391)
                                                          60,664      71,400
                                                        $ 61,073    $ 71,775



     The accompanying notes are an integral part of the financial statements


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                    FOR THE YEARS ENDED DECEMBER 31,

                                                       1994      1993        1992
 Revenues:
       Rental                                       $  1,798   $ 1,529     $  1,744
 Income on investment in Master Loan
         to affiliate                                  1,880     1,916        2,709
       Investment Income                                 588       623          604

         Total revenues                                4,266     4,068        5,057

 Costs and expenses:
       Property operations                             1,721     1,529        1,608
       Depreciation                                      986       879         788
       Write-down of investment properties            11,758     4,000       12,500
       Interest                                           --        --            2
       Administrative                                    628       806          753

         Total costs and expenses (a)                 15,093     7,214       15,651

 Loss from operations                                (10,827)   (3,146)     (10,594)
 Other Income (Note 5)                                    91        --           --

 Net loss                                           $(10,736)  $(3,146)    $(10,594)

 Loss per Weighted Average Limited
       Partnership Unit:
       Loss from operations                         $ (11.79)  $ (3.43)    $ (11.54)
       Other Income                                      .10        --           --
       Net loss per Limited Partnership Unit        $ (11.69)  $ (3.43)    $ (11.54)

 Distributions per Weighted Average Limited
       Partnership Unit                             $     --   $    --     $     --

(a) Costs and expenses include $344,000, $466,000 and $441,000 to related parties for the years ended December 31, 1994, 1993 and 1992, respectively. See supplemental information with respect to related party transactions in Note 2 of the financial statements.

    The accompanying notes are an integral party of the financial statements.



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                                                        TOTAL
                                              GENERAL    LIMITED      PARTNERS
                                              PARTNER    PARTNERS  EQUITY (DEFICIT)
 Balance at December 31, 1991                $  (254)   $ 85,394     $ 85,140

 Net loss                                        106     (10,488)     (10,594)

 Balance at December 31, 1992                   (360)     74,906       74,546

 Net loss                                        (31)     (3,115)      (3,146)

 Balance at December 31, 1993                $  (391)   $ 71,791     $ 71,400

 Net loss                                       (107)    (10,629)     (10,736)

 Balance at December 31, 1994                $  (498)   $ 61,162     $ 60,664



    The accompanying notes are an integral part of the financial statements.


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS


                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                    FOR THE YEARS ENDED DECEMBER 31,

                                                       1994      1993         1992
 Cash flows from operating activities:
   Cash received from tenants                       $  1,768   $ 1,506     $  1,787
   Cash paid to suppliers (a)                         (2,158)   (2,213)      (1,650)
   Interest received (b)                               1,494     2,740        3,305
   Investment income paid                                 --        --           (2)
   Property taxes paid                                  (182)     (133)        (202)
   Other income received                                  80        --           --
 Net cash provided by operating activities             1,002     1,900        3,238

 Cash flows from investing activities:
   Additions to real estate                             (635)     (473)        (450)
   Advances on Master Loan                                --      (662)      (2,353)
   Principal receipts on Master Loan                     315     1,075          476
   Purchase of securities available for sale          (8,729)   (3,872)          --
   Proceeds from sale of securities
        available for sale                             7,488    (2,350)          --
 Net cash used in investing activities                (1,561)   (1,582)      (2,327)

 Cash flows from financing activities:
   Principal payments on note payable                     --        --          (13)
   Distributions to partners                              --        --           --
   Payments on previously declared distributions          (2)       (1)          (9)
 Net cash used in financing activities                    (2)       (1)         (22)

 Net increase (decrease) in cash and cash
   equivalents                                          (561)      317          889

 Cash and cash equivalents, at beginning of year       1,912     1,595          706

 Cash and cash equivalents, at end of year           $ 1,351   $ 1,912      $ 1,595


(a)  Payments to related parties totaling $344,000, $466,000 and $441,000 for the years ended December 31,
1994, 1993 and 1992, respectively, are included in cash paid to suppliers.  See supplemental information with respect to related party transactions in Note 2 of the financial statements.

(b)  Payments from related totaling approximately $812,000, $1.9 million, and $2.7 million for the years ended December 31, 1994, 1993 and 1992, respectively, are included in interest received.

      The accompanying notes are an integral part of the financial statements.



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities
                                 (in thousands)

                                                    FOR THE YEARS ENDED DECEMBER 31,

                                                      1994       1993         1992
 Net loss                                           $(10,736)  $(3,146)    $(10,594)

 Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Depreciation                                          986       879          788
   Provision for possible losses                      11,758     4,000       12,500
   Amortization of premium on securities
        available for sale                                55        --           --
   Southmark stock receipt                               (11)       --           --
   Amortization of GNMA and Treasury Note
        discount                                          --        --           (7)
   Changes in assets and liabilities:
        Due from affiliates                           (1,063)      206          560
        Other assets                                     (23)      (23)         (62)
        Accounts payable and accrued expenses             36       (16)          53

           Total adjustments                          11,738     5,046       13,832

 Net cash provided by operating activities           $ 1,002   $ 1,900     $  3,238


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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partner-ships and replaced CCEC as managing general partner in all 16 partnerships.

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

Investment in Real Estate

The investment in real estate is recorded at the lower of cost (carrying value of the portion of the Master Loan prior to foreclosure) or net realizable value. Net realizable value is determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. Losses that result from the ongoing periodic evaluation of the net realizable value of the real estate investments are charged against fixed assets and expensed in the period in which they are identified.

The property owned by the Partnership has experienced declines in its estimated net realizable value due to regional economic factors. Accordingly, the Partnership recorded approximately $2.5 million and approximately $2.0 million in expense for the write-down on the real estate in the years ended December 31, 1994 and 1993, respectively.

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

Allowance for Possible Losses

Allowances to reduce the carrying cost of the Master Loan are provided when it is probable that reasonably estimable net realizable values are less than the recorded carrying cost of such investment. Losses that result from the ongoing periodic evaluation of the net realizable value of the Master Loan are charged to expense in the period in which they are identified. If a collateral property is sold, CCEP/2 remains liable for any outstanding debt under the Master Loan Agreement, however, the value of the net investment in Master Loan on the Partnership's books would be written down to the appropriate level.

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

                                 $9,769,000
Rental Income

The Partnership leases its commercial property under operating leases which vary in duration from one to five years. Rental income is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income subject to noncancellable operating leases is as follows (in thousands):


                        YEAR ENDING

                       DECEMBER 31,

                           1995                  $   1,382
                           1996                      1,106
                           1997                        808
                           1998                        606
                           1999                        257
                        Thereafter                      62
                          Total                  $   4,221

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

                                                    FOR THE YEARS ENDED DECEMBER 31,
 COMPENSATION                                         1994      1993         1992
                                                             (in thousands)
 Charged to property operations expenses

  Property management fees                          $     19  $     15     $     17


The Partnership Agreement also provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:

                                                    FOR THE YEARS ENDED DECEMBER 31,
 REIMBURSEMENTS                                       1994      1993         1992
                                                             (in thousands)
 Charged to administrative expenses
  (including computer and payroll
   reimbursement)                                   $    325  $    451     $    424

NOTE 3 - INVESTMENT IN MASTER LOAN

The investment in Master Loan consists of the following:


                                                          AS OF DECEMBER 31,
                                                          1994          1993
 Master Loan funds advanced                            $ 93,974       $ 94,289
 Accrued deferred basic interest                          1,495          1,495
 Collections reserve (a)                                 (3,946)        (3,946)
                                                         91,523         91,838
 Less allowance for possible losses                     (48,992)       (39,730)
 Net investment in Master Loan                           42,531         52,108


(a) The collections reserve represents funds collected by the Partnership relating to the Master Loan but which are not attributable to a specific property. The funds represent collections from properties sold by EP/2 for which the representative portion of the Master Loan has been repaid.

Although the recent payments of principle and interest on the Master Loan have been nominal compared to the balance, and the fact that there have been writedowns the past three years, the Master Loan balance recorded on the balance sheet is determined based upon the net realizable value of the properties that collateralize the loan. The net realizable value, which is the value fo the properties after payment of any third party debt, is calculated for each property. These amounts are summerized to determine the value of the Master Loan.

CCEP is required to make interest payments as noted in Note 1, therefore, CCEP is not in violation of the Master Loan Agreement. The Master Loan is due in November, 2000 at which time CCEP will pay the debt or CCIP may foreclose upon the properties. It is anticipated at this time that CCEP will not be able to make the required debt payment. If CCIP forecloses on the properties they will record the properties at their fair value (net realizable value). Therefore, the Master Loan balance recorded is expected to be recovered.

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

Summary of Operations of CCEP/2 and EP/2

Income and payments on the Partnership's Investment in Master Loan related to CCEP/2 and EP/2 totaled approximately $2.2 million, $2.9 million and $3.2 million, respectively, during the years ended December 31, 1994, 1993, and 1992. Following is a summary of operations of CCEP/2 and EP/2 for the years then ended:

                                                    FOR THE YEARS ENDED DECEMBER 31,

                                                       1994      1993        1992
                                                             (in thousands)

 Funds provided by property operations              $ 18,014  $ 18,204     $ 17,621
 Gross proceeds from Chagrin Richmond sale             2,807        --           --
 Funds used for property operations (includes
       administrative expenses)                      (14,010)  (12,186)     (11,364)
 Debt service payments on underlying notes
       payable                                        (4,665)   (3,065)      (3,085)
 Total funds from operations                           2,146     2,953        3,172
 Collections on general partner promissory notes          --        --           --
 Net investing activity                                   49        38           13
 Net funds provided                                    2,195     2,991        3,185
 Excess cash remitted                                     --        --           --
                                                    $  2,195  $  2,991     $  3,185
 Master Loan activity:
 Principal receipts on Master Loan                  $    315  $  1,075     $    476
 Interest income                                       1,880     1,916        2,709

                                                    $  2,195   $ 2,991     $  3,185

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

NOTE 4 - ALLOWANCE FOR POSSIBLE LOSSES

Activity in the allowance for possible losses account is as follows (in thousands):



                                                          INVESTMENT IN
                                                           MASTER LOAN

                   Balance, December 31, 1991               $ 25,230
                   Provision for possible losses              12,500
                   Balance, December 31, 1992                 37,730
                   Provision for possible losses               2,000
                   Balance, December 31, 1993                 39,730
                   Provision for possible losses               9,262
                   Balance, December 31, 1994               $ 48,992


Certain of the CCEP/2 properties collateralizing the Master Loan have experienced declines in their estimated net realizable values. As a result of this decline in collateral value, the Partnership recorded approximately $9.3 million and approximately $2.0 million in provisions for possible losses on the Investment in the Master Loan in 1994 and 1993, respectively. The properties that experienced declines in their net realizable value in 1994 and 1993 were Canyon Crest, Highcrest Townhomes, Windemere, Central Park Plaza, Central Park Place, Crescent Center, Lahser Center and Cosmopolitan.

Some of the commercial properties held by CCEP/2 have experienced declines in their estimated net realizable values in 1992 due to regional economic factors and over built local commercial real estate markets. The Partnership recorded a $12.5 million provision for possible losses on the Investment in the Master Loan in 1992, primarily attributable to declines in estimated net realizable values of the Richmond Plaza and Town Center office complexes.

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



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1994
                             (dollars in thousands)


                            Inital Cost                    Costs
                                                        Capitalized
                 Related               Building and      Subsequent
Description    Encumbrances    Land    Improvements    To Acquisistion

 North Park
  Plaza
 Southfield, MI   $ --         $2,281    $ 7,719           $3,321

                             Building and
Description       Land       Improvements     Total

North Park
 Plaza
 Southfield, MI   $1,247       $7,578         $8,825


                                                            Depreciable
               Accumulated        Date of          Date        Lives
Description    Depreciation    Construction      Acquired     (Years)

 North Park
 Plaza
  Southfield, MI   $3,325          1972           7/13/90      5-20


(a) An allowance for possible losses has been provided for this property.  See
Note 1 of the Financial Statements - "Organization and Summary of significant Accounting policies."



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                              Notes to Schedule III

                    Real Estate and Accumulated Depreciation


Changes in real estate and accumulated depreciation are as follows:

                                                   FOR THE YEARS ENDED DECEMBER 31,
 REAL ESTATE:                                         1994      1993      1992
                                                            (in thousands)
 Balance, real estate at beginning of year          $ 12,686  $ 12,213   $ 11,763
  Additions                                              635       473        450
 Balance, real estate at end of year (1)            $ 13,321  $ 12,686   $ 12,213

 ACCUMULATED DEPRECIATION:
 Accumulated depreciation of real estate at
  beginning of year                                 $  2,339   $ 1,460   $    672
  Depreciation of real estate                            986       879        450
 Accumulated depreciation of real estate
  at end of year                                    $  3,325   $ 2,339   $  1,460

(1)   The aggregate cost for federal income tax purposes is (in thousands):


                   1994      $ 13,423
                   1993      $ 12,788
                   1992      $ 12,315

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE PARTNERSHIP.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to Item 8 - Financial Statements and Supplementary Data, Note 2 - Related Party Transactions, for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last three years.

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

        10.1           Amended Loan Agreement dated November              N/A
                       15, 1990 (the "Effective Date"), by and between the Partnership and EP/2 (Incorporated by refer-ence to the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Annual
                       Report")).

        10.2           Assumption Agreement as of the Effective Date,     N/A
                       by and between EP/2 and CCEP/2 (Incorporated by reference to the 1990 Annual Report).

        10.3           Assignment of Claims as of the Effective Date,     N/A
                       by and between the Partnership and EP/2. (Incor-porated by reference to the 1990 Annual Report).

        10.4           Assignment of Partnership Interests in CC Office   N/A
                       Associates and Broad and Locust Associates dated November 16, 1990 (the effective date), by and between EP/2 and CCEP/2 (Incorporated by reference to the 1990 Annual Report).

        10.5           Property Management Agreement No. 113              N/A
                       dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

        10.14          Financial Services Agreement dated October         N/A
                       23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quar-
                          terly Report on Form 10-Q for the quarter ended
                       September 30, 1990) (Incorporated by reference to the 1990 Annual Report).

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

        10.19          Assignment and Assumption Agreement (Property      N/A
                       Management Agreement No. 412) dated May 13,
                       1993, by and between Coventry Properties, Inc.,
                       R&B Apartment Management Company Inc. and
                       Partnership Services, Inc. (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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

        10.23          Assignment and Agreement as to Certain Property    N/A
                       Management Services dated May 13,1993, by
                       and between Coventry Properties, Inc. and
                       Partnership Services, Inc.   (Incorporated by refer-
                       ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

        11             Statement regarding computation of Net Income      N/A
                       per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial State-ments of this Form 10-K).

        16 Letter, dated August 12, 1992, from Ernst & Young N/A to the Securities and Exchange Commission regard-ing change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

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

        28.1           Fee Owner's Limited Partnership Agreement          N/A
                       dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

        99.1           Consolidated Capital Equity Partners/Two, L.P.,    N/A
                       audited financial statements for the years ended December 31, 1994 and 1993.

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

                               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                               By: CONCAP EQUITIES, INC.

                                   Its General Partner,



Date March 30, 1995                By: /s/ Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


Date March 30, 1995                By: /s/ Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Controller, Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 30, 1995                 By:  /s/ Carroll D. Vinson
                                         Carroll D. Vinson
                                         Director and President


Date March 30, 1995                 By:  /s/ Robert D. Long, Jr.
                                         Robert D. Long, Jr.
                                         Controller, Principal Accounting
                                         Officer