Form 10-K
period 1995-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1996-03-29
CIK 719184

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                   Issuer's telephone number (864) 239-1000

             Securities registered under Section 12(b) of the Act:

                                     None

             Securities registered under Section 12(g) of the Act:

                           Limited Partnership Units
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates. 902,360 of the Partnership's 909,138 Units are held by non-affiliates. The aggregate market value of Units held by affiliates and non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are not subject to certain restrictions.



                                    PART I


Item 1.     Business

General

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the General Partner) acquired CCEC's general partner interests in the Partnership and 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining 49.5% of the outstanding capital stock of GII Realty, Inc.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former corporate general partner of the Partnership. See "Status of Master Loan" for a description of the loan and settlement of EP/2's bankruptcy.

Through December 31, 1995, the Partnership advanced a total of approximately $182.1 million to EP/2 and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1995, the balance of the Master Loan, net of the allowance for possible losses, was approximately $43.4 million. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten (10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns four (4) apartment buildings, and seven (7) office complexes which secure the Master Loan. The Partnership owns directly one (1) office complex which it acquired pursuant to a foreclosure in 1990. For a brief description of the property refer to "Item 2 - Description of Property."

The Registrant has no employees. Management and administrative services are performed by the General Partner, and by an affiliate of Insignia, an affiliate of the General Partner.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in business which may be competitive with the Registrant.


Status of Master Loan

Prior to 1989, the Partnership had loaned funds totaling approximately $176 million to EP/2 subject to a nonrecourse note (the "Master Loan"), pursuant to the Master Loan Agreement dated July 22, 1983, between the Partnership and EP/2. The Partnership secured the Master Loan with deeds of trust or mortgages on real property purchased with the funds advanced as well as by the assignment and pledge of promissory notes from the partners of EP/2.

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

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The Master Loan matures in November 2000.

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


Item 2.     Description of Property

The following table sets forth the Registrant's investment in real estate as of December 31, 1995:

                          Date of
 Property                 Purchase     Type of Ownership            Use

 North Park Plaza         07/13/90     Fee ownership.           Office Bldg.
  Southfield, Michigan                                          267,273 sq.ft.


Schedule of Property:
 (in thousands)


                         Gross
                        Carrying    Accumulated                         Federal
 Property                Value      Depreciation    Rate     Method    Tax Basis
 North Park Plaza       $ 6,156       $ 4,138        5-20      S/L      $12,034

See "Note A" of the financial statements included in "Item 8" for a description of the Partnership's depreciation policy.

Average Annual Rental Rates and Occupancy:

                                Average Annual                 Average
                                 Rental Rates                  Occupancy

 Property                    1995           1994          1995           1994

 North Park Plaza        $11.94/s.f.     $11.61/s.f.       61%           61%


As noted under "Item 1. Business," the real estate industry is highly competitive. The property of the Partnership is subject to competition from other commercial buildings in the area. The General Partner believes that the property is adequately insured. No tenant leases 10% or more of the available space.

The following is a schedule of the lease expirations at North Park Plaza for the years beginning 1996 through the maturities of current leases:

                    Number of                                        % of Gross
                   Expirations      Square Feet      Annual Rent     Annual Rent

 1996                   20            45,065          $520,465            29%
 1997                   12            27,053           310,605            18%
 1998                   10            21,322           231,612            13%
 1999                   17            29,005           329,214            19%
 2000                   3             11,010           141,717            8%
 2001                   0               --               --               --
 2002                   3             19,736           181,945            10%
 Thereafter             0               --               --               --

Real estate taxes and rates in 1995 were (in thousands):

                                   1995          1995
                                 Billing         Rate

  North Park Plaza                 $163         2.86%


Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 1995, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                   PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1995, there were 45,809 holders of record owning an aggregate of 909,138 units.

The Partnership made a distribution of cash generated from operations of approximately $3,003,000 for the year ended December 31, 1995. No distributions were paid in the year ended December 31, 1994. Future distributions will depend on levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Such cash reserves are subject to the requirements of the Partnership Agreement which requires that the Partnership maintain reserves equal to 5% of Net Invested Capital. At this time the General Partner anticipates that cash distributions will be made during fiscal year 1996, but the timing or amount of such distributions cannot be determined at this time.

Item 6. Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."



                                                 FOR THE YEARS ENDED DECEMBER 31,

 STATEMENTS OF OPERATIONS                   1995      1994     1993     1992      1991
                                                  (in thousands, except unit data)
 Revenues                                 $ 4,065  $  4,357 $  4,068 $  5,057  $  6,138
 Expenses                                  (6,681)  (15,093)  (7,214) (15,651)   (5,594)
 (Loss) income from operations             (2,616)  (10,736)  (3,146) (10,594)      544
 Gain on sale of securities
     available for sale                        --        --       --       --       112
 Net (loss) income                        $(2,616) $(10,736)$ (3,146)$(10,594) $    656
 Net (loss) income per Limited
 Partnership Unit:
     (Loss) income from operations        $ (2.85) $ (11.69)$  (3.43)$ (11.54) $    .59
     Gain on sale of securities
         available for sale                    --        --       --       --       .12
     Net (loss) income                    $ (2.85) $ (11.69)$  (3.43)$ (11.54) $    .71
 Distributions per Limited
     Partnership Unit                     $  3.27  $     -- $     -- $     --  $   2.20
 Limited Partnership Units
     outstanding                          909,138   909,153  909,172  909,174   909,174


                                                         AS OF DECEMBER 31,
 BALANCE SHEETS                              1995      1994     1993     1992      1991
                                                         (in thousands)

 Total assets                            $ 55,494  $ 61,073 $ 71,775 $ 75,110  $ 85,501


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1995 Compared with 1994

The Partnership's net loss for the year ended December 31, 1995, was approximately $2,616,000 compared to a net loss of approximately $10,736,000 for the year ended December 31, 1994. This decrease in net loss was primarily due to the reduction of the allowance for possible losses of the Master Loan as determined under FASB Statement 114 in 1995 compared to an increase in the allowance in 1994. Contributing to the decrease in net loss was an increase in other income which resulted from an insurance policy refund of approximately $286,000 accrued in the fourth quarter of 1995. Operating expense decreased primarily as a result of decreased advertising costs. This decrease is attributable to fewer rental concessions given to tenants in 1995. Depreciation and amortization expense decreased due to the write-down of the investment property of $3,350,000 and $2,496,000 taken in 1995 and 1994, respectively. Offsetting these decreases in net loss was a decrease in interest income on the Master Loan due to decreased cash flows of the investment properties that secure the loan (income is recorded based on the cash flow of the properties collateralized by the Master Loan). Also, general and administrative expense increased for the year ended December 31, 1995, as a result of higher printing and mailing costs associated with first and second quarter 10-Q's that were sent to investors. Additionally, expenses related to the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995, also contributed to the increase in general and administrative expense. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end 1994 reporting function including the financial reporting and K-1 preparation and distribution.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

1994 Compared with 1993

The Partnership's net loss for the year ended December 31, 1994, was approximately $10,736,000 compared to a net loss of approximately $3,146,000 for the year ended December 31, 1993. The increase in net loss was due to an increase in the provision for possible losses on the Master Loan in 1994. Rental revenues increased $269,000 as a result of an increase in occupancy at the Partnership's sole property, the North Park Plaza Office complex in 1994. This increase was partially offset by increased property operations expenses of $137,000 primarily due to a refund of 1990 property taxes received in 1993 and a general increase in utilities, service, cleaning, and repair and maintenance expense. General and administrative expenses decreased approximately $178,000 primarily due to decreased administrative overhead costs allocated to the Partnership and other professional fees.

Liquidity and Capital Resources

At December 31, 1995, the Partnership had unrestricted cash of approximately $9,276,000 versus $1,351,000 at December 31, 1994. Net cash provided by operating activities increased primarily due to the decreases in net loss discussed above. Also contributing to the increase in net cash provided by operating activities is a decrease in due from affiliates, which resulted from the payment of the December 31, 1994, accrued interest receivable on the Master Loan which had been recorded as "due from affiliates" at December 31, 1994. Net cash provided by investing activities increased due to an increase in proceeds from the sale of securities available for sale which was partially offset by a decrease in purchases of securities available for sale. Net cash used in financing activities increased due to a distribution made during the third quarter of 1995.

At December 31, 1994, the Partnership had unrestricted cash of approximately $1,351,000 versus approximately $1,912,000 at December 31, 1993. Net cash provided by operating activities decreased primarily due to the increase in amounts due from affiliates. This is the result of accrued interest receivable on the Master Loan. 1994 net cash used in investing activities and net cash used in financing activities remained consistent with 1993 amounts.

The General Partner is currently marketing North Park Plaza for sale.
However, the property is still considered an Asset to be Held and Used in Operations as the General Partner will not necessarily sell the property unless certain terms of the potential sale are satisfied. If the property can not be sold at terms deemed acceptable by the General Partner after a period of time, the property will no longer be marketed for sale. At this time, the General Partner has been contacted by a potential purchaser and is negotiating a possible sale. The General Partner has not entered into any agreement to sell the property to the potential purchaser and the General Partner will continue to solicit other purchasers until a sales agreement is signed. Capital improvement projects planned for 1996 include approximately $3 million in deferred maintenance and general upgrades at several of the CCEP/2 properties which will be funded by additional borrowings under the Master Loan. These upgrades and repairs include exterior and interior improvements, drainage repair, HVAC upgrades, installation of fire and sprinkler systems and upgrades required to comply with ADA requirements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. In September 1995, the Partnership made a distribution to the limited partners of approximately $2,973,000, or $3.27 per unit. A matching distribution of approximately $30,000 was made to the General Partner. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $9.3 million, were greater than the reserve requirement of $7.6 million at December 31, 1995.

CCEP/2 Property Operations

Net loss at CCEP/2 was approximately $36,270,000 for the year ended December 31, 1995, versus a net loss of approximately $19,922,000 for the year ended December 31, 1994. This increase in net loss was primarily due to the write down of several properties as required by FASB Statement 121. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1995, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of $18.8 million, of which approximately $721,000 represents required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation. However, CCEP/2's operations are expected to provide cash flow during 1996 which will be available to be utilized as Master Loan debt service.

The Partnership has invested approximately $1.5 million in CCEP/2 during 1995 as advances under the Master Loan. This money was used by CCEP/2 for deferred maintenance and capital improvements at its investment properties. Additional advances under the Master Loan are anticipated to be made to CCEP/2 in 1996 as these properties continue the deferred maintenance and capital improvement programs. During the year ended December 31, 1995, the Partnership received approximately $1.3 million as principal payments on the Master Loan, $1.1 million of which was due to the cash received by CCEP/2 on certain of its investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan. CCEP/2 also received proceeds from the partial settlement of an outstanding lawsuit of approximately $.2 million (as discussed below) which were also transferred to the Partnership.

CCEP/2 was a general partner in a limited partnership ("Broad and Locust Associates") which was managed by an unaffiliated co-general partner and which owned the 230 S. Broad Street Office Complex. Broad and Locust Associates filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 1992, and in 1993 a reorganization plan was confirmed by the bankruptcy court. Pursuant to the reorganization, the 230 S. Broad Street Office Complex was transferred to the first lien holder which held a mortgage loan of approximately $16 million secured by the property. The bankruptcy court determined the first lien was in excess of the property's estimated fair value, therefore, CCEP/2's general partner interest was unsecured. The disposition of the property did not release CCEP/2 from its $4.4 million obligation to the Partnership under the Master Loan which had been secured by the general partner interest in Broad and Locust Associates. The Partnership had previously recognized a provision for possible losses for the balance of the Investments in Master Loan secured by the general partner interest in Broad and Locust Associates. In 1994, CCEP/2 made a demand on certain other partners of Broad & Locust Associates for the amount of the Deficit Restoration Obligation ("DRO") as defined in the Broad & Locust Associates Second Amended and Restated Partnership Agreement entered into in July 1984, by CCEP/2 and certain other partners. In 1995, approximately $204,000 was received by CCEP/2 on partial settlement of this claim. No assurance can be given that CCEP/2 will be successful in its attempts to obtain further payment of the DRO amount.

The first mortgage note at Richmond Plaza matured March 1995 and has a principal balance of $14,369,000 at December 31, 1995. The Partnership has continued to make principal and interest payments monthly under the terms of the original note, and is currently investigating a refinancing which is expected to close in the second quarter of 1996. No assurance can be given that the General Partner will be successful in its negotiations with the lender.

Item 8. Financial Statements and Supplementary Data



CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

LIST OF FINANCIAL STATEMENTS

Reports of Independent Auditors

Balance Sheets as of December 31, 1995 and 1994

Statements of Operations for the Years Ended December 31,
  1995, 1994 and 1993

Statement of Partners' Capital (Deficit) for the Years
  Ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the Years Ended December 31,
  1995, 1994 and 1993

Notes to Financial Statements


               Report of Ernst & Young LLP, Independent Auditors

The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, in 1995 the Partnership changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of, and of accounting by creditors for impairment of a loan.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 23, 1996


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Consolidated Capital Institutional Properties/2:

We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 (a California limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.



                                                       /s/Arthur Andersen, LLP


Dallas, Texas
March 23, 1995



                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                BALANCE SHEETS
                       (in thousands, except unit data)

                                                             DECEMBER 31,
 Assets                                                   1995        1994
     Cash and cash equivalents:
        Unrestricted                                  $  9,276      $  1,351
        Restricted - tenant security deposits                5            --
     Securities available for sale                          11         9,769
     Other assets                                          818           575
     Due from affiliates                                    --         1,347
     Net investment in master loan to affiliate         91,771        91,523
        Less: Allowance for impairment loss            (48,405)      (48,992)
                                                        43,366        42,531
     Investment property:
        Land                                               716         1,247
        Buildings and related personal property          5,440         7,578
                                                         6,156         8,825
        Less: accumulated depreciation                  (4,138)       (3,325)
                                                         2,018         5,500
                                                      $ 55,494      $ 61,073

 Liabilities and Partners' Capital (Deficit)
 Liabilities
     Accounts payable and accrued liabilities         $    136      $     89
     Tenant security deposits                              114           106
     Distributions payable                                 141           141
     Accrued taxes                                          58            73
                                                           449           409

 Partners' Capital (Deficit)
     General Partner                                      (554)         (498)
     Limited Partners - (909,138 and 909,145
        units outstanding at December 1995 and
        1994, respectively.)                            55,599        61,162
                                                        55,045        60,664
                                                      $ 55,494      $ 61,073

                See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                     1995        1994        1993
 Revenues:
    Rental income                                  $ 1,887     $ 1,798      $ 1,529
    Interest income on net investment
        in master loan to affiliate                    721       1,880        1,916
    Interest income on investments                     556         626          594
    Other income                                       314          53           29
    Reduction of provision for impairment loss         587          --           --

        Total revenues                               4,065       4,357        4,068

 Expenses:
    Operating                                        1,576       1,666        1,529
    General and administrative                         888         628          806
    Depreciation and amortization                      867       1,041          879
    Provision for impairment loss                       --       9,262        2,000
    Write-down of investment property                3,350       2,496        2,000

        Total expenses                               6,681      15,093        7,214

        Net loss                                   $(2,616)   $(10,736)     $(3,146)

 Net loss allocated to general partner (1%)        $   (26)   $   (107)     $   (31)
 Net loss allocated to limited partners (99%)       (2,590)    (10,629)      (3,115)

                                                   $(2,616)   $(10,736)     $(3,146)

 Net loss per limited partnership unit             $ (2.85)   $ (11.69)     $ (3.43)

                See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

             For the Years Ended December 31, 1995, 1994 and 1993
                                (in thousands)

                                                                              TOTAL
                                    LIMITED                                  PARTNERS
                                  PARTNERSHIP     GENERAL     LIMITED         EQUITY
                                     UNITS        PARTNERS    PARTNERS       (DEFICIT)
 Original capital contributions      912,182       $     1    $228,046       $228,047

 Partners' capital (deficit) at
   December 31, 1992                 909,174          (360)     74,906         74,546

 Net loss for the year ended
   December 31, 1993                                   (31)     (3,115)        (3,146)

 Partners' capital (deficit) at
   December 31, 1993                 909,154          (391)     71,791         71,400

 Net loss for the year ended
   December 31, 1994                                  (107)    (10,629)       (10,736)

 Partners' capital (deficit) at
   December 31, 1994                 909,145          (498)     61,162         60,664

 Net loss for the year ended
   December 31, 1995                                   (26)     (2,590)        (2,616)

 Distributions                                         (30)     (2,973)        (3,003)

 Partners' capital (deficit) at
   December 31, 1995                 909,138       $  (554)   $ 55,599       $ 55,045

                See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                     1995        1994       1993
 Cash flows from operating activities:
 Net loss                                        $ (2,616)    $(10,736)    $(3,146)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                      867        1,041         879
   Write-down of investment property                3,350        2,496       2,000
   (Reduction of) provision for
        impairment loss                              (587)       9,262       2,000
   Receipt of Southmark stock                          --          (11)         --
   Changes in accounts:
        Restricted cash                                (5)          --          --
        Other assets                                 (296)         (23)        (23)
        Accounts payable and accrued
           liabilities                                 47           36         (16)
        Due from affiliates                         1,347       (1,063)        206
        Tenant security deposits                        8           --          --
        Accrued taxes                                 (15)          --          --

           Net cash provided by
             operating activities                   2,100        1,002       1,900

 Cash flows from investing activities:
   Property improvements and replacements            (681)        (635)       (473)
   Advances on Master Loan                         (1,500)          --        (662)
   Principal receipts on Master Loan                1,252          315       1,075
   Purchase of securities available for sale      (41,487)      (8,729)     (3,872)
   Proceeds from sale of securities
        available for sale                         51,244        7,488       2,350

           Net cash provided by (used in)
             investing activities                   8,828       (1,561)     (1,582)

 Cash flows from financing activities:
   Distributions                                   (3,003)          --          --
   Payments on previously
        declared distributions                         --           (2)         (1)

           Net cash used in financing
             activities                            (3,003)          (2)         (1)

 Net increase (decrease) in cash and
   cash equivalents                                 7,925         (561)        317

 Cash and cash equivalents at beginning             1,351        1,912       1,595
   of period

 Cash and cash equivalents at end of period      $  9,276      $ 1,351     $ 1,912

                See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership"), a California limited partnership, was formed on April 12, 1983, to lend funds through nonrecourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by Equity Partners/Two, ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through December 31, 1995, the Partnership had advanced approximately $182.1 million under the Master Loan.

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI has full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings. See "Note C" for further discussion of EP/2's bankruptcy settlement.

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. held by Gordon Realty, Inc. Pursuant to the terms of the option, MAE-ICC, Inc. acquired the remaining 49.5% of the outstanding capital stock of GII Realty, Inc.

The Partnership owns and operates one commercial property in Michigan. Also, the Partnership is the holder of a note receivable which is collateralized by apartment and commercial properties located throughout the United States.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Escrows for Taxes: These funds are held by the Partnership, designated for the payment of real estate taxes and are included in other assets.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the commercial property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 to 15 years.

Cash and Cash Equivalents:

  Unrestricted - Unrestricted cash includes cash on hand and in banks, money market funds and U.S. Treasury Bills with original maturities less than 90 days. U.S. Treasury Bills with original maturities greater than 90 days are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising:  The Partnership expenses the costs of advertising as incurred.

Investment Properties: Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

The property owned by the Partnership has experienced declines in its estimated net realizable value due to regional economic factors and its deteriorating physical condition. Accordingly, the Partnership recorded approximately $3.3 million, $2.5 million and $2.0 million in expense for the write-down on the real estate in the years ended December 31, 1995, 1994 and 1993, respectively.

Investment in Master Loan: Beginning in 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

Investments: Securities available-for-sale: The General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Presently, all of the Partnership's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with Financial Accounting Standards Board Statement No. 13. Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease.

For all other leases, minimum rents are recognized over the terms of the leases.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The Unitholders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.


Note A - Organization and Summary of Significant Accounting Policies - continued

The tax basis of the Partnership's assets and liabilities is approximately $111.4 million greater than the assets and liabilities as reported in the financial statements.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1995 and 1994, lease commissions totaled $272,855 and $202,746, respectively, with accumulated amortization of $86,679 and $57,112, respectively. Lease commissions are included in other assets.

Partners' Capital (Deficit): The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. "Distributable Cash from Operations," as defined in the Partnership Agreement, are to be allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of surplus funds are to be allocated 100% to the Limited Partners.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,138, 909,145, and 909,154 Units outstanding in 1995, 1994, and 1993, respectively.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The carrying amount of the Partnership's net investment in the Master Loan approximates fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

Allowance for Impairment Loss: Allowances to reduce the carrying cost of the Master Loan are provided when it is probable that reasonably estimable net realizable values are less than the recorded carrying cost of such investment. Gains or losses that result from the ongoing periodic evaluation of the net realizable value of the Master Loan are credited or charged, as appropriate, to operations in the period in which they are identified. If a collateral property is sold, CCEP/2 remains liable for any outstanding debt under the Master Loan Agreement, however, the value of the net investment in Master Loan on the Partnership's books would be written down to the appropriate level.

Reclassifications: Certain reclassifications have been made to the 1994 and 1993 information to conform to the 1995 presentation.

Note B - Securities Available for Sale

Investments, stated at cost, consist of the following at December 31, 1995, (in thousands):

                                 Interest     Face                     Maturity
                                   Rate       Amount         Cost        Date
 Southmark Corporation
   Redeemable Series A
   Preferred Stock                  N/A        $11           $11           N/A


The Partnership's investments are classified as available for sale. The General Partner believes that the market value of the investment is approximately the same as its cost. Securities available for sale as of December 31, 1994, consist of $9,758,000 in U.S. Treasury Bills and $11,000 in Equity Securities.

Note C - Net Investment in Master Loan

At December 31, 1995, the recorded investment in the Master Loan is considered to be impaired under Statement 114. The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact repayment of the loan is expected to be provided solely by the collateral.
For the year ended December 31, 1995, the Partnership recorded approximately $587,000 in income based upon an increase in the fair value of the collateral.

The principal balance of the Master Loan due to the Partnership totaled approximately $91.8 million and $91.5 million at December 31, 1995 and 1994, respectively. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $18.8 million, $15.4 million and $13.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, such cumulative unrecognized interest totaled approximately $112.7 million and $93.9 million and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $48.4 million and $49 million at December 31, 1995 and 1994, respectively.

During 1995, the Partnership advanced $1,500,000 to CCEP/2 as an advance on the Master Loan. The advance was used by CCEP/2 to fund deferred maintenance and capital improvement projects on these properties in order to maximize returns during improved market conditions and maintain the condition of the properties securing the Master Loan. CCEP/2 has approximately $24,284,000 in liens on the collateral that are superior to the Master Loan.

The investment in Master Loan consists of the following:

                                                         AS OF DECEMBER 31,
                                                          1995        1994
                                                           (in thousands)

     Master Loan funds advanced, at
        beginning of year                               $ 91,523    $ 91,838
     Advances on Master Loan                               1,500          --
     Principal receipts on Master Loan                    (1,252)       (315)
     Master Loan funds advanced, at
        end of year                                     $ 91,771    $ 91,523

Note C - Net Investment in Master Loan - continued

The allowance for impairment loss on Master Loan to affiliates consists of the following:


                                                         AS OF DECEMBER 31,
                                                     1995       1994         1993
                                                           (in thousands)
 Allowance for impairment loss on Master
  Loan to affiliates, beginning of year            $ 48,992   $ 39,730     $ 37,730
 Reduction of provision for impairment loss            (587)        --           --
 Provision for impairment loss                           --      9,262        2,000

 Allowance for impairment loss on Master
  Loan to affiliates, end of year                  $ 48,405   $ 48,992     $ 39,730



Terms of the New Master Loan Agreement: Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow after third party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

Effective January 1, 1993, the Partnership and CCEP/2 amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. This amendment and change in the definition of Excess Cash Flow will have the effect of reducing income on the investment in Master Loan by the amount of CCEP/2's capital expenditures, since such amounts were previously excluded from Excess Cash Flow.

EP/2's Bankruptcy Settlement: In November 1990, pursuant to EP/2's reorganization plan described in "Note A," the Partnership and EP/2 consummated a closing pursuant to which: (1) the Partnership and EP/2 executed the New Master Loan Agreement more fully described below; (2) CCEP/2 renewed the deeds of trust on all the collateral securing the Master Loan; (3) the Partnership received cash of approximately $2.5 million, including $1.8 million from the general partners of EP/2 related to their promissory notes;
(4) the Partnership accepted assignment of certain partnership interests in affiliated partnerships (the "Affiliated Partnership Interests"), which were valued by management of the Partnership at approximately $2.5 million, as additional collateral securing the Master Loan; and (5) all liabilities and claims between the Partnership and EP/2's general partners were released.

Note C - Net Investment in Master Loan - continued

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

Note D - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1995, 1994 and 1993. For the year ended December 31, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. During 1993, property management services were provided by an unaffiliated management company. In July 1993, Coventry assumed day-to-day property management responsibilities. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for the Partnership's property. Fees paid to affiliates of Insignia during the year ended December 31, 1995, and fees paid to Coventry and PSI for the years ended December 31, 1994 and 1993, are reflected in the following table:



                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                      1995      1994         1993
                                                             (in thousands)
  Property management fees                             $95        $19         $15



The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates, which included Coventry, received reimbursements as reflected in the following table:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                      1995      1994         1993
                                                             (in thousands)

 Reimbursements for services of affiliates            $379       $325         $451
 Leasing commissions                                   101         --           --


Note D - Related Party Transactions - continued

On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Due from affiliates at December 31, 1994, primarily represents cash flow payments owed by CCEP/2 to the Partnership under the terms of the New Master Loan and were paid during 1995.


Note E - Commitment and Contingencies

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $9.3 million, were greater than the reserve requirement of $7.6 million at December 31, 1995.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


Note F - Other Income

In 1991, the Partnership (and simultaneously 15 Affiliated Partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated Partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 1,468 shares of Southmark Corporation Redeemable Series A Preferred Stock and 10,738 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $11,000 and approximately $80,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed. Other income for 1995 includes a $286,000 refund from the former master insurance policy.

Note G - Real Estate and Accumulated Depreciation

(in thousands)

                                       Initial Cost
                                      To Partnership

                                                 Buildings           Cost
                                                and Related       Written Down
                                                  Personal        Subsequent to
 Description                       Land           Property         Acquisition

 North Park Plaza              $    2,281       $     7,719        $  (3,844)
   Southfield, MI




(in thousands)       Gross Amount At Which Carried
                          at December 31, 1995

                                 Buildings
                               And Related
                                  Personal                     Accumulated       Date of        Date       Depreciable
   Description        Land        Property         Total       Depreciation   Construction   Acquired       Life-Years
North Park Plaza  $      716   $     5,440     $     6,156     $    4,138         1972         7/13/90        5-20


Reconciliation of real estate and accumulated depreciation:

                                                    Years Ended December  31,
                                                  1995       1994         1993
                                                         (in thousands)
 REAL ESTATE:
 Balance, real estate at beginning of year      $  8,825   $ 10,686     $ 12,213
  Additions                                          681        635          473
  Write-downs                                     (3,350)    (2,496)      (2,000)
 Balance, real estate at end of year            $  6,156   $  8,825     $ 10,686

 ACCUMULATED DEPRECIATION:
 Accumulated depreciation of real estate
  at beginning of year                          $  3,325   $  2,339     $  1,460
  Depreciation of real estate                        813        986          879
 Accumulated depreciation of real estate
  at end of year                                $  4,138   $  3,325     $  2,339



Note G - Real Estate and Accumulated Depreciation - continued

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $14,104,103 and $13,422,847. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $2,069,998 and $1,687,082.

Note H - Revenues

The Partnership leases its commercial property under operating leases which vary in duration from one to seven years. Rental income is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income subject to noncancellable operating leases is as follows (in thousands):

                       YEAR ENDING
                       DECEMBER 31,
                           1996                  $   1,533
                           1997                      1,139
                           1998                        866
                           1999                        495
                           2000                        283
                        Thereafter                     231
                           Total                  $  4,547


There is no assurance that this rental income will continue at the same level when the current leases expire.


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

As of May 3, 1995, Arthur Andersen LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Registrant, was dismissed. As of the same date, the firm of Ernst & Young LLP was engaged to provide that service for the Registrant.

The audit report of Arthur Andersen LLP on the financial statements of the Partnership as of and for the year ended December 31 1994, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.


                                   PART III


Item 10. Directors And Executive Officers Of The General Partner Of The Partnership.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are as follows:

         NAME OF INDIVIDUAL           POSITION IN CEI             AGE

         Carroll D. Vinson            President                   55

         William H. Jarrard, Jr.      Vice President              49

         John K. Lines                Vice President/Secretary    36

         Kelley M. Buechler           Assistant Secretary         38

         Robert D. Long, Jr.          Chief Accounting Officer/   28
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

William H. Jarrard, Jr. has been Vice President of CEI since December of 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Vice President and Secretary of CEI since December of 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

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


Item 11.    Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1995.


Item 12.    Security Ownership Of Certain Beneficial Owners And Management

(a)     Security Ownership of Certain Beneficial Owners

        As of December 31, 1995, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)     Beneficial Owners of Management

        Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)     Changes in Control

        Beneficial Owners of CEI

        As of December 31, 1995, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                       NUMBER OF        PERCENT
        NAME AND ADDRESS               CEI SHARES       OF TOTAL

        GII Realty, Inc.                100,000           100%
        One Insignia Financial Plaza
        P.O. Box 1089
        Greenville, SC  29602


Item 13.   Certain Relationships And Related Transactions

Transactions with Current Management and Others

The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P., has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Management Group, L.P. receives a property management fee equal to 5% of revenues. During the fiscal year ended December 31, 1995, Insignia Management Group, L.P. received $95,000 in fees for property management.

Transactions with Former Related Parties

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


                                   PART IV


Item 14. Exhibits, Financial Statements, Schedules And Reports On Form 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         Balance Sheets as of December 31, 1995 and 1994

         Statements of Operations for the Years Ended
           December 31, 1995, 1994 and 1993

         Statement of Partners' Capital (Deficit) for the Years
           Ended December 31, 1995, 1994 and 1993

         Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994 and 1993

         Notes to Financial Statements

     2.  Schedules

         All other schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

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

        10.2           Assumption Agreement as of the Effective Date,          N/A
                       by and between EP/2 and CCEP/2 (Incorporated
                       by reference to the 1990 Annual Report).

        10.3           Assignment of Claims as of the Effective Date,          N/A
                       by and between the Partnership and EP/2.  (Incor-
                       porated by reference to the 1990 Annual Report).

        10.4           Assignment of Partnership Interests in CC Office        N/A
                       Associates and Broad and Locust Associates dated
                       November 16, 1990 (the effective date), by and
                       between EP/2 and CCEP/2 (Incorporated by
                       reference to the 1990 Annual Report).

        10.5           Property Management Agreement No. 113                   N/A
                       dated October 23, 1990, by and between the
                       Partnership and CCEC (Incorporated by refer-
                       ence to the Quarterly Report on Form 10-Q
                       for the quarter ended September 30, 1990).

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

        11             Statement regarding computation of Net Income           N/A
                       per Limited Partnership Unit (Incorporated by
                       reference to Note 1 of Item 8 - Financial State-
                       ments of this Form 10-K).

        16             Letter, dated August 12, 1992, from Ernst & Young       N/A
                       to the Securities and Exchange Commission regard-
                       ing change in certifying accountant.  (Incorporated
                       by reference to Form 8-K dated August 6, 1992).

        27             Financial Data Schedule containing summary financial    N/A
                       information extracted from the balance sheet and
                       statement of operations which is qualified in its
                       entirety by reference to such financial statements.

        28.1           Fee Owner's Limited Partnership Agreement               N/A
                       dated November 14, 1990 (Incorporated by
                       reference to the 1990 Annual Report).

        99.1           Consolidated Capital Equity Partners/Two, L.P.,         N/A
                       audited financial statements for the years ended
                       December 31, 1995 and 1994.



(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

     A Form 8-K dated October 24, 1995, was filed reporting the purchase of the remaining capital stock of GII Realty, Inc. by MAE-ICC, Inc.

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

                               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                               By: CONCAP EQUITIES, INC.
                                   Its General Partner,


March 29, 1996                     By: /s/ Carroll D. Vinson
Date                                   Carroll D. Vinson
                                       President


March 29, 1996                     By: /s/ Robert D. Long, Jr.
Date                                   Robert D. Long, Jr.
                                       Controller, Principal Accounting
                                       Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1996                         By:  /s/ Carroll D. Vinson
Date                                        Carroll D. Vinson
                                            Director and President


March 29, 1996                         By:  /s/ Robert D. Long, Jr.
Date                                        Robert D. Long, Jr.
                                            Controller, Principal Accounting
                                            Officer