Form 10-K/A
period 1995-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1996-04-26
CIK 719184

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

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

Investment Properties: Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the investment property owned by the Partnership was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. This methodology has not changed from the methodology under the previous accounting policy except the Partnership no longer uses the non-recourse debt as a floor for recording impairment losses. The effect of adoption was not material.

The property owned by the Partnership has experienced declines in its estimated net realizable value due to regional economic factors such as a depressed real estate market in the area of Michigan that the property is located and its deteriorating physical condition due to the decision of the General Partner to postpone both routine and major maintenance projects. Additionally, occupancy for this property was 61% at December 31, 1994, and it was believed that occupancy could be increased. The General Partner did not believe that this occupancy rate was permanent in nature. After unsuccessful attempts at increasing occupancy during 1995 (occupancy remained at 61% at September 30, 1995) and with no new major tenants expected in the future, it was determined that occupancy could not be increased as expected and the asset was permanently impaired. Accordingly, the Partnership recorded approximately $3.3 million, $2.5 million and $2.0 million in expense for the write-down on the real estate in the years ended December 31, 1995, 1994 and 1993, respectively.

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