Form 10-Q
period 1996-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1996-05-14
CIK 719184

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

                  For the quarterly period ended March 31, 1996

                                       or

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


                  Registrant's telephone number (864) 239-1000


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                                   March 31,     December 31,
                                                     1996            1995
 Assets
    Cash and cash equivalents:
       Unrestricted                                 $  9,477      $  9,276
       Restricted--tenant security deposits                7             5
    Prepaid expenses and other assets                    560           829
    Net investment in master loan to affiliate        43,293        43,366

 Investment properties:
       Land                                              716           716
       Building and related personal property          5,488         5,440
                                                       6,204         6,156
       Less accumulated depreciation                  (4,291)       (4,138)
                                                       1,913         2,018

                                                    $ 55,250      $ 55,494

 Liabilities and Partners' Capital (Deficit)
    Accounts payable and accrued expenses           $    136      $    136
    Tenant security deposits                             114           114
    Distributions payable                                141           141
    Accrued taxes                                         39            58
                                                         430           449
 Partners' Capital (Deficit)
    General partner                                     (556)         (554)
    Limited partners (909,138 units
       outstanding at March 31, 1996 and
       December 31, 1995, respectively)               55,376        55,599
                                                      54,820        55,045

                                                    $ 55,250      $ 55,494

                 See Accompanying Notes to Financial Statements

b)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    1996       1995
 Revenues:
    Rental income                                                 $  411      $  489
    Interest income on net investment in Master
       Loan to affiliate                                              --         699
    Other income                                                     114         159
          Total revenues                                             525       1,347

 Expenses:
    Operating                                                        418         254
    Depreciation and amortization                                    167         219
    General and administrative                                       165         311
          Total expenses                                             750         784

          Net (loss) income                                       $ (225)     $  563

 Net (loss) income allocated to general partner (1%)              $   (2)     $    6

 Net (loss) income allocated to limited partners (99%)              (223)        557

                                                                  $ (225)     $  563

 Net (loss) income per limited partnership unit                   $ (.24)     $  .61


                 See Accompanying Notes to Financial Statements

c)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General     Limited
                                       Units       Partners     Partners        Total
 Original capital contributions       912,182       $     1     $228,046      $228,047

 Partners' capital (deficit) at
    December 31, 1994                 909,154       $  (498)    $ 61,162      $ 60,664

 Net income for the three months
    ended March 31, 1995                                  6          557           563

 Partners' capital (deficit) at
    March 31, 1995                    909,145       $  (492)    $ 61,719      $ 61,227

 Partners' capital (deficit) at
    December 31, 1995                 909,138       $  (554)    $ 55,599      $ 55,045

 Net loss for the three months
    ended March 31, 1996                                 (2)        (223)         (225)

 Partners' capital (deficit) at
    March 31, 1996                    909,138       $  (556)    $ 55,376      $ 54,820


                 See Accompanying Notes to Financial Statements

d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            1996          1995
 Cash flows from operating activities:
    Net (loss) income                                     $  (225)      $   563
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation and amortization                          167           219
       Change in accounts:
        Restricted cash                                        (2)           --
        Prepaid expenses and other assets                     254          (105)
        Interest receivable on master loan                     --          (699)
        Accounts payable and accrued expenses                  --           108
        Tenant security deposit liabilities                    --            (9)
        Accrued taxes                                         (19)          (73)

            Net cash provided by operating activities         175             4

 Cash flows from investing activities:
    Property improvements and replacements                    (48)         (121)
    Principal receipts on Master Loan                          74            --
    Purchase of investments                                    --        (7,447)
    Proceeds from sale of investments                          --         7,966

            Net cash provided investing activities             26           398

 Cash flows from financing activities:                         --            --

 Net increase in cash and cash equivalents                    201           402

 Cash and cash equivalents at beginning of period           9,276         1,351
 Cash and cash equivalents at end of period               $ 9,477       $ 1,753

                 See Accompanying Notes to Financial Statements


e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Related Party Transactions

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month periods ended March 31, 1996 and 1995. Fees paid to affiliates of Insignia during the three month periods ended March 31, 1996 and 1995, are included in operating expenses on the statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. These reimbursements are included in general and administrative expense on the statement of operations. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:

                                                 For the Three Months Ended
                                                          March 31,
                                                   1996               1995
                                                        (in thousands)

    Property management fees                       $ 20               $ 21

    Reimbursement for services of affiliates         67                149

   Reimbursements for services of affiliates decreased during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The three months ended March 31, 1995, included the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting functions including the financial reporting and K-1 preparation and distribution.


   On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Net Investment in Master Loan

   Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $5.2 million and $4.0 million for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996, and December 31, 1995, such cumulative unrecognized interest totaling approximately $117.9 million and $112.7 million was not included in the balance of the investment in Master Loan.

   During the first quarter of 1996, no advances were made to Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") as an advance on the Master Loan. During the first quarter of 1996, the Partnership received approximately $74,000 as principal payments on the Master Loan which represented cash received by CCEP/2 on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the agreement. Subsequent to March 31, 1996, the Partnership made an advance under the Master Loan to CCEP/2 in the amount of $1.0 million to fund planned improvements at CCEP/2's investment properties.

Note D - Commitment

   The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $9.5 million, were greater than the reserve requirement of approximately $7.6 million at March 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Partnership's investment property consists of one office building. The following table sets forth the average occupancy of this property for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 North Park Plaza
    Southfield, Michigan                             63%         59%


   The General Partner attributes the increase in occupancy to its efforts to attract new tenants. The property has reduced the rental rates charged per square foot and has offered additional amenities as compared with other buildings in the area.

Results of Operations

   The Partnership realized a net loss of approximately $225,000 for the three months ended March 31, 1996, as compared to net income of approximately $563,000 for the three months ended March 31, 1995. The increase in net loss is primarily due to the fact that no interest income was recorded on the investment in Master Loan to affiliate during the three months ended March 31, 1996. This decrease is the result of a decrease in net income and an increase in capital expenditures at the affiliated properties. Rental revenues also decreased for the three months ended March 31, 1996, compared to the corresponding period of 1995, resulting from the property offering lower rates to new tenants in order to increase occupancy. Other income also decreased for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, due to decreased interest income which resulted from a decrease in the amount of cash invested in interest bearing accounts. Also contributing to the increase in net loss was an increase in operating expenses, primarily due to an increase in real estate taxes and maintenance expense. Maintenance expenses increased due to deferred maintenance being performed on the property to help attract new tenants. Offsetting the increase in net loss was a decrease in depreciation and amortization and general and administrative expenses during the three months ended March 31, 1996, compared to the corresponding period of 1995. The decrease in depreciation expense is the result of approximately $3.4 million in writedowns taken on the investment property in 1995. The decrease in general and administrative expense is the result of additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs relating to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

   At March 31, 1996, the Partnership had unrestricted cash of approximately $9,477,000 versus approximately $1,753,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to the decrease in interest receivable on the Master Loan and a decrease in prepaid expenses and other assets. The decrease in prepaid and other assets is attributable to the timing of payments received from tenants. Offsetting this increase was an increase in net loss as explained above and a decrease in accounts payable which is attributable to the timing of payments to vendors. Cash provided by investing activities decreased due to a decrease in proceeds from the sale of investments which was partially offset by a decrease in the purchase of investments. There were no financing activities for the three months ended March 31, 1996 or 1995.

   The General Partner is currently marketing North Park Plaza for sale. However, the property is still considered an Asset to be Held and Used in Operations, as the General Partner will not necessarily sell the property unless certain terms of the potential sale are satisfied. If the property cannot be sold at terms deemed acceptable by the General Partner after a period of time, the property will no longer be marketed for sale. At this time, the General Partner has been contacted by a potential purchaser and is negotiating a possible sale. The General Partner has not entered into any agreement to sell the property to the potential purchaser and the General Partner will continue to solicit other purchasers until a sales agreement is signed or the property is removed from the market. Capital improvement projects planned for 1996 include approximately $3 million in deferred maintenance and general upgrades at several of the CCEP/2 properties which will be funded by additional borrowings under the Master Loan. These upgrades and repairs include exterior and interior improvements, drainage repair, HVAC upgrades, installation of fire and sprinkler systems and upgrades necessary to comply with ADA requirements.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. No distributions were made during the three months ended March 31, 1996 or 1995. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, property sales, and the availability of cash reserves.

   The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $9.5 million, were greater than the reserve requirement of $7.6 million as of March 31, 1996.


CCEP/2 Property Operations

   For the three months ended March 31, 1996, CCEP/2's net loss totaled approximately $5,619,000 on total revenues of approximately $4.2 million.
CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1996, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $5.2 million, all of which represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

   During the three months ended March 31, 1996, the Partnership received approximately $74,000 as principal payments on the Master Loan. This amount received was due to cash received on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the agreement. Subsequent to March 31, 1996, the Partnership made an advance under the Master Loan to CCEP/2 in the amount of $1.0 million to fund planned improvements at CCEP/2's investment properties.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

            S-K Reference
               Number                   Description

               27                  Financial Data Schedule is filed as an
                                   exhibit to this report.

               99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three months ended March 31, 1996 and 1995.

        (b) Reports on Form 8-K:

            None filed during the quarter ended March 31, 1996.


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



                                   CONSOLIDATED CAPITAL INSTITUTIONAL
                                   PROPERTIES/2

                                   By: CONCAP EQUITIES, INC.
                                       General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President


                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO



                                   Date:  May 14, 1996