Form 10-Q
period 1996-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1996-08-12
CIK 719184

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

                  For the quarterly period ended June 30, 1996

                                       or

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

                                  BALANCE SHEET
                        (in thousands, except unit data)



                                                    June 30,     December 31,
                                                      1996          1995
                                                  (Unaudited)      (Note)

 Assets
    Cash and cash equivalents:
       Unrestricted                                 $  8,281      $  9,276
       Restricted--tenant security deposits                5             5
    Other assets                                         614           829
    Net investment in master loan to affiliate        92,698        91,771
       Less:   allowance for impairment loss         (48,205)      (48,405)
                                                      44,493        43,366

 Investment properties:
       Land                                              716           716
       Building and related personal property          5,546         5,440
                                                       6,262         6,156
       Less:  accumulated depreciation                (4,449)       (4,138)
                                                       1,813         2,018

                                                    $ 55,206      $ 55,494

 Liabilities and Partners' Capital (Deficit)
    Accounts payable and accrued expenses           $    136      $    136
    Tenant security deposits                             114           114
    Distributions payable                                141           141
    Accrued taxes                                         82            58
                                                         473           449
 Partners' Capital (Deficit)
    General partner                                     (557)         (554)
    Limited partners (909,138 units
       outstanding at June 30, 1996 and
       December 31, 1995, respectively)               55,290        55,599
                                                      54,733        55,045

                                                    $ 55,206      $ 55,494

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements

b)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                       1996        1995          1996        1995
 Revenues:
    Rental income                    $   450      $  505      $   861      $   994
    Reduction of provision
       for impairment loss               200          --          200          699
    Other income                         104         175          218          334
          Total revenues                 754         680        1,279        2,027

 Expenses:
    Operating                            488         409          906          663
    Depreciation and amortization        174         254          341          473
    General and administrative           179         250          344          561
          Total expenses                 841         913        1,591        1,697

          Net (loss) income          $   (87)     $ (233)     $  (312)     $   330

 Net (loss) income allocated
    to general partner (1%)          $    (1)     $   (2)     $    (3)     $     3
 Net (loss) income allocated
    to limited partners (99%)            (86)       (231)        (309)         327
                                     $   (87)     $ (233)     $  (312)     $   330

 Net (loss) income per
    limited partnership unit         $  (.10)     $ (.25)     $  (.34)     $   .36

                 See Accompanying Notes to Financial Statements


c)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners        Total
 Original capital contributions        912,182      $     1     $228,046      $228,047

 Partners' capital (deficit) at
    December 31, 1994                  909,154      $  (498)    $ 61,162      $ 60,664

 Net income for the six months
    ended June 30, 1995                                   3          327           330

 Partners' capital (deficit) at
    June 30, 1995                      909,145      $  (495)    $ 61,489      $ 60,994

 Partners' capital (deficit) at
    December 31, 1995                  909,138      $  (554)    $ 55,599      $ 55,045

 Net loss for the six months
    ended June 30, 1996                                  (3)        (309)         (312)

 Partners' capital (deficit) at
    June 30, 1996                      909,138      $  (557)    $ 55,290      $ 54,733

                 See Accompanying Notes to Financial Statements


d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996          1995
 Cash flows from operating activities:
    Net (loss) income                                    $   (312)     $    330
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation and amortization                          341           473
       Reduction of provision for impairment loss            (200)           --
       Change in accounts:
        Restricted cash                                        --            --
        Other assets                                          184           (12)
        Interest receivable on master loan                     --          (699)
        Accounts payable and accrued expenses                  (1)          146
        Due from affiliates                                    --         1,347
        Tenant security deposit liabilities                     1             7
        Accrued taxes                                          24           (73)

            Net cash provided by operating activities          37         1,519

 Cash flows from investing activities:
    Property improvements and replacements                   (106)         (270)
    Principal receipts on Master Loan                          74            --
    Advances on Master Loan                                (1,000)           --
    Purchase of investments                                    --       (30,096)
    Proceeds from sale of investments                          --        30,509

            Net cash (used in) provided by
               investing activities                        (1,032)          143

 Cash flows from financing activities:                         --            --

 Net (decrease) increase in cash and cash equivalents        (995)        1,662

 Cash and cash equivalents at beginning of period           9,276         1,351
 Cash and cash equivalents at end of period              $  8,281      $  3,013

                 See Accompanying Notes to Financial Statements

e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc., ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1996 and 1995. Fees paid to affiliates of Insignia during the six month periods ended June 30, 1996 and 1995, are included in operating expenses on the statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:


                                                  For the Six Months Ended
                                                          June 30,
                                                   1996               1995
                                                        (in thousands)

    Property management fees                        $ 41              $ 52
    Lease commissions                                 11                43
    Reimbursement for services of affiliates         150               296


Reimbursements for services of affiliates decreased during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The six months ended June 30, 1995, included the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting functions including the financial reporting and K-1 preparation and distribution.

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

Note C - Net Investment in Master Loan

At June 30, 1996, the recorded investment in the Master Loan is considered to be impaired under "FASB 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 1996, the Partnership recorded approximately $200,000 in income based upon an increase in the fair value of the collateral.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $10.4 million and $8.7 million for the six months ended June 30, 1996 and 1995, respectively. At June 30, 1996, and December 31, 1995, such cumulative unrecognized interest totaling approximately $123.1 million and $112.7 million was not included in the balance of the investment in Master Loan.

During the second quarter of 1996, advances in the amount of $1 million were made to Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") as an advance on the Master Loan to fund planned improvements at CCEP/2's investment properties. During the second quarter of 1996, the Partnership received approximately $74,000 as principal payments on the Master Loan which represented cash received by CCEP/2 on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the Master Loan agreement. Subsequent to June 30, 1996, the Partnership received an excess cash flow payment of approximately $501,000 (as defined in the Master Loan agreement) from CCEP/2, to be applied to the Master Loan principal.

Note D - Commitment

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $8.3 million, were greater than the reserve requirement of approximately $7.6 million at June 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment property consists of one office building. The following table sets forth the average occupancy of this property for the six month periods ended June 30, 1996 and 1995:

                                                      Average
                                                     Occupancy
 Property                                         1996         1995

 North Park Plaza
    Southfield, Michigan                           62%         59%


The General Partner attributes the increase in occupancy to its efforts to attract new tenants. The property has reduced rental rates charged per square foot and has offered additional amenities as compared with other buildings in the area.

Results of Operations

The Partnership realized a net loss of approximately $312,000 for the six months ended June 30, 1996, as compared to net income of approximately $330,000 for the six months ended June 30, 1995. For the three months ended June 30, 1996, the Partnership realized a net loss of approximately $87,000, compared to a net loss of approximately $233,000 for the three months ended June 30, 1995. The increase in net loss is primarily due to a decrease in revenues, which is attributable to a decrease in reduction of the provision for impairment loss on the investment in Master Loan to affiliate during the six months ended June 30, 1996. However, the three months ended June 30, 1996, showed an increase in reduction of the provision for impairment loss on the investment in Master Loan to affiliate due to an increase in the value of the investment properties collateralizing the Master Loan. Rental revenues also decreased for the three and six month periods ended June 30, 1996, compared to the corresponding periods of 1995, resulting from the property offering lower rates to new tenants in order to increase occupancy. Other income decreased for the three and six month periods ended June 30, 1996, compared to the corresponding periods of 1995, due to a decrease in interest income resulting from a decrease in the cash and investment balances.

Also, contributing to the decrease in net income for the three and six months ended June 30, 1996, compared to the corresponding periods of 1995, was an increase in operating expenses. Operating expenses increased as a result of an increase in real estate taxes and maintenance expense. Maintenance expense increased due to deferred maintenance from prior years being corrected at the property to help attract new tenants. Offsetting the increase in net loss was a decrease in depreciation and amortization and general and administrative expense during the three and six month periods ended June 30, 1996, compared to the corresponding periods of 1995. The decrease in depreciation expense is the result of approximately $3.4 million in writedowns taken on the investment property in 1995. The decrease in general and administrative expense is the result of additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs relating to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution.

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

Liquidity and Capital Resources

At June 30, 1996, the Partnership had unrestricted cash of approximately $8,281,000 versus approximately $3,013,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to a decrease in due from affiliates. This decrease in due from affiliates resulted from the payment of the December 31, 1994, accrued interest receivable on the Master Loan which had been recorded as "due from affiliate" at December 31, 1994, and was paid during 1995. The increase in net loss as explained above also contributed to the decrease in net cash provided by operating activities. Net cash used in investing activities increased due to $1,000,000 advances made to CCEP/2 as advances on the Master Loan. There were no financing activities for the six month periods ended June 30, 1996 or 1995.

The General Partner is currently marketing North Park Plaza for sale. However, the property is still considered an Asset to be Held and Used in Operations, as the General Partner will not necessarily sell the property unless certain terms of the potential sale are satisfied. If the property cannot be sold at terms deemed acceptable by the General Partner after a period of time, the property will no longer be marketed for sale. At this time, the General Partner has been contacted by a potential purchaser and is negotiating a possible sale. The General Partner has not entered into any agreement to sell the property to the potential purchaser and the General Partner will continue to solicit other purchasers until a sales agreement is signed or the property is removed from the market. Capital improvement projects planned for 1996 include approximately $3 million in deferred maintenance and general upgrades at several of the CCEP/2 properties which will be funded by additional borrowing under the Master Loan. These upgrades and repairs include exterior and interior improvements, drainage repair, HVAC upgrades, installation of fire and sprinkler systems and upgrades necessary to comply with ADA requirements. As of June 30, 1996, approximately $2.5 million had been spent on these programs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. No distributions were made during the six months ended June 30, 1996 or 1995. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $8.3 million, were greater than the reserve requirement of approximately $7.6 million at June 30, 1996.

CCEP/2 Property Operations

For the six months ended June 30, 1996, CCEP/2's net loss totaled approximately $11,394,000 on total revenues of approximately $8,883,000. CCEP/2 recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1996, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $10.4 million, all of which represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 1996, advances in the amount of $1 million were made to CCEP/2 as an advance on the Master Loan to fund planned improvements at CCEP/2's investment properties. During the six months ended June 30, 1996, CCEP/2 made payments of approximately $74,000 to the Partnership, as principal payments on the Master Loan. This amount received was due to cash received on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the agreement. Subsequent to June 30, 1996, CCEP/2 made an excess cash flow payment of approximately $501,000 (as defined in the Master Loan Agreement) to the Partnership, which was applied to the principal balance on the Master Loan.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

            S-K Reference
               Number                   Description

               27                  Financial Data Schedule is filed as an
                                   exhibit to this report.

               99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three and six months ended June 30, 1996 and 1995.

        (b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.


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



                                   Date:  August 12, 1996