Form 10QSB
period 1996-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1996-11-12
CIK 719184

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

               For the quarterly period ended September 30, 1996

                                       or

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

                                 BALANCE SHEET
                        (in thousands, except unit data)

                                            September 30,   December 31,
                                                 1996           1995
                                             (Unaudited)       (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                                $ 10,535     $  9,276
     Restricted--tenant security deposits               5            5
  Other assets                                         36          829
  Net investment in master loan to affiliate       92,147       91,771
     Less: provision for impairment loss          (48,190)     (48,405)
                                                   43,957       43,366

Investment properties:
     Land                                              --          716
     Building and related personal property            --        5,440
                                                       --        6,156
     Less:  accumulated depreciation                   --       (4,138)
                                                       --        2,018

                                                 $ 54,533     $ 55,494

Liabilities and Partners' Capital (Deficit)
  Accounts payable and accrued expenses          $     86     $    136
  Tenant security deposits                             --          114
  Distributions payable                               141          141
  Accrued taxes                                        --           58
                                                      227          449
Partners' Capital (Deficit)
  General partner                                    (561)        (554)
  Limited partners (909,138 units
     outstanding at September 30, 1996 and
     December 31, 1995, respectively)              54,867       55,599
                                                   54,306       55,045

                                                 $ 54,533     $ 55,494


Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                             1996        1995        1996          1995
Revenues:
  Rental income                            $    345    $   353      $ 1,206       $ 1,347
  Interest income on net
    investment in master
    loan to affiliate                            --         22           --           721
  Other income                                  110        148          328           482
  Reduction of provision for
    impairment loss                              16        587          216           587
       Total revenues                           471      1,110        1,750         3,137

Expenses:
  Operating                                     540        511        1,446         1,174
  General and administrative                    124        206          468           767
  Depreciation and amortization                 144        199          485           672
  Write-down of investment property              --      3,350           --         3,350
       Total expenses                           808      4,266        2,399         5,963

   Loss on sale of investment property          (90)        --          (90)           --

       Net loss                             $  (427)  $ (3,156)     $  (739)      $(2,826)

Net loss allocated
  to general partner (1%)                   $    (4)  $    (32)     $    (7)      $   (28)
Net loss allocated
  to limited partners (99%)                    (423)    (3,124)        (732)       (2,798)

                                            $  (427)  $ (3,156)     $  (739)      $(2,826)

Net loss per
  limited partnership unit                  $  (.46)  $  (3.44)     $  (.80)      $ (3.08)

                 See Accompanying Notes to Financial Statements

c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                        (in thousands, except unit data)

                                      Limited
                                    Partnership  General     Limited
                                       Units     Partner     Partners       Total
Original capital contributions         912,182   $     1     $228,046     $228,047

Partners' capital (deficit) at
  December 31, 1994                    909,145   $  (498)    $ 61,162     $ 60,664

Distributions                                        (30)      (2,973)      (3,003)

Net loss for the nine months
  ended September 30, 1995                  (7)      (28)      (2,798)      (2,826)

Partners' capital (deficit) at
  September 30, 1995                   909,138   $  (556)    $ 55,391     $ 54,835

Partners' capital (deficit) at
  December 31, 1995                    909,138   $  (554)    $ 55,599     $ 55,045

Net loss for the nine months
  ended September 30, 1996                            (7)        (732)        (739)

Partners' capital (deficit) at
  September 30, 1996                   909,138   $  (561)    $ 54,867     $ 54,306

                 See Accompanying Notes to Financial Statements

d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                              1996       1995
Cash flows from operating activities:
  Net loss                                                  $  (739)   $(2,826)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                               485        672
    Write-down of investment properties                          --      3,350
    Reduction of provision for impairment loss                 (216)      (587)
    Loss on sale of investment property                          90         --
    Change in accounts:
      Other assets                                              232        116
      Accounts payable and accrued expenses                     (49)       112
      Due from affiliates                                        --      1,347
      Tenant security deposit liabilities                      (112)         7
      Accrued taxes                                             (44)       (47)

         Net cash (used in) provided by
           operating activities                                (353)     2,144

Cash flows from investing activities:
  Property improvements and replacements                       (132)      (564)
  Principal receipts on Master Loan                             625         --
  Advances on Master Loan                                    (1,000)        --
  Purchase of investments                                        --    (41,487)
  Proceeds from sale of investments                              --     51,244
  Proceeds from sale of investment property                   2,119         --

         Net cash provided by
           investing activities                               1,612      9,193

Cash flows from financing activities:
  Distributions                                                  --    ( 3,003)

         Net cash used in financing activities                   --    ( 3,003)

Net increase in cash and cash equivalents                     1,259      8,334

Cash and cash equivalents at beginning of period              9,276      1,351
Cash and cash equivalents at end of period                  $10,535   $  9,685


                 See Accompanying Notes to Financial Statements

e)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - SALE OF NORTH PARK PLAZA

On September 12, 1996, the Partnership sold North Park Plaza to an unaffiliated party. The property was sold in an effort to maximize the Partnership's return on its investment. The Partnership received net proceeds of approximately $2,119,000 after payment of closing costs. This disposition resulted in a loss of approximately $90,000.

Operating Revenues and expenses from North Park Plaza were approximately $1,208,000 and $1,931,000, respectively for the nine months ended September 30, 1996, and $1,406,000 and $1,847,000, respectively for the corresponding period 1995.


NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1996 and 1995. Fees paid to affiliates of Insignia during the nine month periods ended September 30, 1996 and 1995, are included in operating expenses on the statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities which are included in general and administrative expense on the statement of operations. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:

                                                  For the Nine Months Ended
                                                         September 30,
                                                    1996             1995
                                                        (in thousands)

  Property management fees                          $ 61             $ 72
  Lease commissions                                   23               98
  Reimbursement for services of affiliates           247              331


Reimbursements for services of affiliates decreased during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The nine months ended September 30, 1995, included the additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting functions including the financial reporting and K-1 preparation and distribution.

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

NOTE D - NET INVESTMENT IN MASTER LOAN

At September 30, 1996, the recorded investment in the Master Loan is considered to be impaired under "FASB 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1996, the Partnership recorded approximately $216,000 in income based upon an increase in the fair value of the collateral.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $15.5 million and $14.1 million for the nine months ended September 30, 1996 and 1995, respectively. At September 30, 1996, and December 31, 1995, such cumulative unrecognized interest totaling approximately $128.2 million and $112.7 million was not included in the balance of the investment in Master Loan.

During the second quarter of 1996, advances of approximately $1 million were made to Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") as an advance on the Master Loan to fund planned improvements at CCEP/2's investment properties. Through September 30, 1996, the Partnership received approximately $124,000 as principal payments on the Master Loan which represented cash received by CCEP/2 on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the Master Loan agreement. During the three months ended September 30, 1996, the Partnership received an excess cash flow payment of approximately $501,000 (as defined in the Master Loan agreement) from CCEP/2, to be applied to the Master Loan principal.

NOTE E - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $10.5 million, were greater than the reserve requirement of approximately $7.6 million at September 30, 1996.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Partnership's investment property consisted of one office building which was sold on September 12, 1996, to an unaffiliated party. The following table sets forth the average occupancy of this property through the date of sale on September 12, 1996, and for the nine month period ended September 30, 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

North Park Plaza
  Southfield, Michigan                             63%         62%

Results of Operations

The Partnership's net loss for the nine months ended September 30, 1996 was approximately $739,000 with the three months ended September 30, 1996, having a loss of approximately $427,000. The Partnership reported net losses of approximately $2,826,000 and $3,156,000 for the corresponding periods of 1995. The decrease in net loss is primarily attributable to the write-down of the Partnership's sole investment property, North Park Plaza, in 1995 due to the Partnership's continuing evaluation of its investment property. Also contributing to the decrease in net loss were decreases in depreciation and amortization expense and general and administrative expense. Depreciation and amortization expense decreased due to the write-down of investment property of approximately $3.4 million in 1995. The decrease in general and administrative expense is the result of additional costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. The increased costs relating to the transition efforts were incurred to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution.

Offsetting the decrease in net loss were decreases in the reduction of provision for impairment loss, rental income, interest income on net investment in master loan to affiliate, and other income. The reduction of the provision for impairment loss on the investment in the Master Loan as determined under "FASB 114" (see "Note D") is due to a decrease in the increase in the value of the investment properties collateralizing the Master Loan in 1996 as compared to 1995. Rental income decreased for the nine months ended September 30, 1996, due to the property offering lower rates to new tenants in order to increase occupancy and the sale of North Park Plaza on September 12, 1996. Other income decreased for the three and nine months ended September 30, 1996, due to a decrease in interest income as a result of a decrease in interest rates. Interest income on the Master Loan decreased for the three and nine months ended September 30, 1996, due to the adoption of "FASB 114" which requires income to be based upon the increase in the underlying value of the assets collateralizing the Master Loan versus income recognized on the cash flow of the properties collateralized by the Master Loan. The increase in operating expenses also offset the decrease in net loss for the nine months ended September 30, 1996, as a result of increases in real estate taxes and maintenance expense. Maintenance expense increased due to deferred maintenance from prior years being corrected at the property to help attract new tenants and required repairs per the North Park Plaza sales contract.

On September 12, 1996, the Partnership sold North Park Plaza to an unaffiliated party. The property was sold in an effort to maximize the Partnership's return on its investment. The Partnership received net proceeds of approximately $2,119,000 after payment of closing costs. This disposition resulted in a loss of approximately $90,000.

Liquidity and Capital Resources

At September 30, 1996, the Partnership had unrestricted cash of approximately $10,535,000 versus approximately $9,685,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to a decrease in "due from affiliates", and accounts payable and accrued expenses. This decrease in due from affiliates resulted from the payment in 1995 of the December 31, 1994, accrued interest receivable on the Master Loan. Also contributing to the decrease in cash provided by operating activities was the transfer of security deposits to the new owner of North Park Plaza. Net cash provided by investing activities decreased due to a decrease in net proceeds from the sale of investments and an increase in net advances on the Master Loan. The Partnership advanced approximately $1,000,000 to CCEP/2 and received receipts of approximately $625,000 during the nine months ended September 30, 1996. Offsetting these amounts was the receipt of approximately $2,119,000 in proceeds from the sale of investment property during the nine months ended September 30, 1996. Net cash used in financing activities decreased due to a distribution which was made during the third quarter of 1995.

Capital improvement projects planned for 1996 include approximately $3 million in deferred maintenance and general upgrades at several of the CCEP/2 properties which will be funded by additional borrowing under the Master Loan if the properties do not generate sufficient cash flow to pay for these items. These upgrades and repairs include exterior and interior improvements, drainage repair, HVAC upgrades, installation of fire and sprinkler systems and upgrades necessary to comply with ADA requirements. As of September 30, 1996, approximately $2.3 million had been spent on these programs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. No distributions were made during the nine months ended September 30, 1996. Approximately $3 million of distributions were made during the corresponding period in 1995. Future cash distributions will depend on the levels of net cash generated from operations, master loan interest income, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $10.5 million, were greater than the reserve requirement of approximately $7.6 million at September 30, 1996.

CCEP/2 Property Operations

For the nine months ended September 30, 1996, CCEP/2's net loss totaled approximately $16,944,000 on total revenues of approximately $13,166,000.
CCEP/2 recognizes interest expense on the Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1996, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $15.5 million, all of which represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 1996, advances in the amount of $1 million were made to CCEP/2 as an advance on the Master Loan to fund planned improvements at CCEP/2's investment properties. During the nine months ended September 30, 1996, CCEP/2 made payments of approximately $124,000 to the Partnership as principal payments on the Master Loan. This amount received was due to cash received on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the agreement. During the third quarter of 1996, CCEP/2 made an excess cash flow payment of approximately $501,000 (as defined in the Master Loan Agreement) to the Partnership which was applied to the principal balance on the Master Loan.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number                     Description

            27 Financial Data Schedule is filed as an exhibit to this report.

            99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three and nine months ended September 30, 1996 and 1995.

       (b) Reports on Form 8-K:

           Current report on Form 8-K dated September 12, 1996, as filed with the Securities and Exchange Commission on October 2, 1996, in connection with the sale of North Park Plaza.



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

                             Date:  November 12, 1996