Form 10-K
period 1996-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1997-03-28
CIK 719184

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the General Partner) acquired CCEC's general partner interests in the Partnership and 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia"), which it acquired through two transactions in December 1994, and October 1995.

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

On September 12, 1996, the Partnership sold its sole investment property, North Park Plaza, to an unaffiliated purchaser. Net proceeds, after closing costs, were approximately $2,004,000. The disposition resulted in a loss of approximately $90,000.

Through December 31, 1996, the Partnership advanced a total of approximately $183.1 million to EP/2 and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1996, the balance of the Master Loan, net of the allowance for possible losses, was approximately $36.1 million. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten (10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns four (4) apartment buildings, and eight (8) office complexes which secure the Master Loan.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by an affiliate of Insignia, an affiliate of the General Partner. The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry.

Status of Master Loan

Prior to 1989, the Partnership had loaned funds totaling approximately $176 million to EP/2 subject to a non-recourse note (the "Master Loan"), pursuant to the Master Loan Agreement dated July 22, 1983, between the Partnership and EP/2. The Partnership secured the Master Loan with deeds of trust or mortgages on real property purchased with the funds advanced as well as by the assignment and pledge of promissory notes from the partners of EP/2.

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

Item 2.  Property

The Partnership's sole investment property, North Park Plaza, was sold in September 1996. As of December 31, 1996, the Partnership has no real estate assets.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 1996, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 45,015 holders of record owning an aggregate of 909,138 units.

The Partnership made a distribution of cash generated from operations of approximately $3,003,000 for the year ended December 31, 1995. No distributions were paid in the year ended December 31, 1996. Future distributions will depend on levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Such cash reserves are subject to the requirements of the Partnership Agreement which requires that the Partnership maintain reserves equal to 5% of Net Invested Capital. At this time the General Partner anticipates that cash distributions will be made during fiscal year 1997, but the timing or amount of such distributions cannot be determined at this time.

Item 6. Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."

STATEMENTS OF OPERATIONS

 (in thousands, except unit
           data)

                                       FOR THE YEARS ENDED DECEMBER 31,

                               1996     1995     1994      1993      1992

Revenues                    $ 2,070   $ 4,065 $  4,357  $  4,068  $  5,057

Expenses                     (2,649)   (6,681) (15,093)   (7,214)  (15,651)

Net loss                    $  (579)  $(2,616)$(10,736) $ (3,146) $(10,594)
Net loss per Limited
Partnership Unit:
   Net loss                 $  (.64)  $ (2.85)$ (11.69) $  (3.43) $ (11.54)
Distributions per Limited
   Partnership Unit         $    --   $  3.27 $     --  $     --  $     --
Limited Partnership Units
   outstanding              909,138   909,138  909,153   909,172   909,174

                                            AS OF DECEMBER 31,
BALANCE SHEETS                1996     1995      1994      1993      1992
(in thousands)

Total assets                $54,636  $55,494  $ 61,073  $ 71,775  $ 75,110

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1996 Compared with 1995

The Partnership's net loss for the year ended December 31, 1996, was approximately $579,000 versus a loss of approximately $2,616,000 for the year ended December 31, 1995. The decrease in net loss is primarily attributable to the write-down of the Partnership's sole investment property, North Park Plaza, in 1995 due to the Partnership's continuing evaluation of its investment property. Also contributing to the decrease in net loss were decreases in depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense decreased due to the write-down of investment property of approximately $3.4 million in 1995, along with the sale of North Park Plaza during the third quarter of 1996. The decrease in general and administrative expenses is the result of costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. Costs relating to the transition efforts were incurred in an effort to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution.

Partially offsetting the decrease in net loss were decreases in rental income, interest income on investments, other income and the reduction of provision for impairment loss. The decrease in rental income is primarily attributable to the sale of North Park Plaza during the third quarter of 1996. Interest income on investments decreased due to lower interest rates. The decrease in other income is due to the Partnership's receipt of an insurance refund as well as dividend income in 1995 with no corresponding receipt in 1996. Finally, the decrease in the reduction of provision for impairment loss was due to a decrease in operations of the properties that are the underlying collateral of the Master Loan.

On September 12, 1996, the Partnership sold North Park Plaza to an unaffiliated party. The property was sold in an effort to maximize the Partnership's return on its investment. The Partnership received net proceeds of approximately $2,004,000 after payment of closing costs. This disposition resulted in a loss of approximately $90,000.

1995 Compared with 1994

The Partnership's net loss for the year ended December 31, 1995, was approximately $2,616,000 compared to a net loss of approximately $10,736,000 for the year ended December 31, 1994. This decrease in net loss was primarily due to the reduction of the allowance for possible losses of the Master Loan as determined under "FASB Statement 114" in 1995 compared to an increase in the allowance in 1994. Contributing to the decrease in net loss was an increase in other income which resulted from an insurance policy refund of approximately $286,000 accrued in the fourth quarter of 1995. Operating expenses decreased primarily as a result of decreased advertising costs. This decrease is attributable to fewer rental concessions given to tenants in 1995. Depreciation and amortization expense decreased due to the write-down of the investment property of $3,350,000 and $2,496,000 taken in 1995 and 1994, respectively. Offsetting these decreases in net loss was a decrease in interest income on the Master Loan due to decreased cash flows of the investment properties that secure the loan (income is recorded based on the cash flow of the properties collateralized by the Master Loan). Also, general and administrative expenses increased for the year ended December 31, 1995, as a result of higher printing and mailing costs associated with first and second quarter 10-Q's that were sent to investors. Additionally, expenses related to the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995, also contributed to the increase in general and administrative expenses. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end 1994 reporting function including the financial reporting and K-1 preparation and distribution.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $18,478,000 versus approximately $9,276,000 at December 31, 1995. Net cash used in operating activities increased primarily due to a decrease in cash provided by "due from affiliates" and an increase in cash used in accounts payable and accrued expenses. The decrease in cash provided by "due from affiliates" resulted from the receipt in 1995 of the December 31, 1994, accrued interest receivable on the Master Loan. Net cash provided by investing activities increased due to principal receipts on the Master Loan as well as proceeds from the sale of North Park Plaza of approximately $2,004,000. Net cash used in financing activities decreased due to a distribution made in the third quarter of 1995.

Capital improvement projects planned for 1997 include approximately $3.2 million in deferred maintenance and upgrades at the CCEP/2 properties which will be funded by additional borrowings under the Master Loan if the properties do not generate sufficient cash flow to pay for these items. These upgrades and repairs include exterior and interior improvements, drainage repair, HVAC upgrades, installation of fire and sprinkler systems and upgrades necessary to comply with ADA requirements.

The sufficiency of existing liquid assets to meet future liquidity requirements is currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. No distributions were made during the year ended December 31, 1996. In September 1995, the Partnership made a distribution to the limited partners of approximately $2,973,000, or $3.27 per unit. A matching distribution of approximately $30,000 was made to the General Partner. Future cash distributions will depend on the levels of net cash generated from the master loan interest income, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $18.5 million, were greater than the reserve requirement of $7.6 million at December 31, 1996.

CCEP/2 Property Operations

Net loss at CCEP/2 was approximately $22,026,000 for the year ended December 31, 1996, versus a net loss of approximately $36,270,000 for the year ended December 31, 1995. This decrease in net loss was primarily due to the write down of several properties as required by "FASB Statement 121" in 1995. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1996, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of $20.6 million, approximately $501,000 of which represented required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and non cash charges for depreciation.

The Partnership invested approximately $1 million in CCEP/2 during 1996 as advances under the Master Loan. This money was used by CCEP/2 for deferred maintenance and capital improvements at its investment properties. Additional advances under the Master Loan are anticipated to be made to CCEP/2 in 1997 as these properties continue the deferred maintenance and capital improvement programs. During the year ended December 31, 1996, the Partnership received approximately $8,604,000 as principal payments on the Master Loan; comprising these payments were approximately $124,000 of proceeds from certain investments, $501,000 of required cash flow payments, and $7,979,000 of proceeds from refinancings. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

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

Richmond Plaza's mortgage indebtedness of approximately $14,232,000 matured in March 1995, with waivers of the default obtained from the lender through June 15, 1996. The Partnership continued making the monthly payment of approximately $132,000 under the terms of the original note through September 30, 1996, while negotiating the refinancing with the original lender. During the negotiation period, the lender did not issue a formal waiver but continued to accept payments under the terms of the original note. On October 1, 1996, the Partnership signed a promissory note with the existing mortgage holder for $14,500,000 with an interest rate of 7.875% and a maturity date of June 1, 2000. The Partnership's new monthly interest only payment is approximately $95,000 and the first payment was due on December 1, 1996.

On November 13, 1996, CCEP/2 was successful in obtaining financing on Canyon Crest, Highcrest Townhomes, and Windmere. Gross proceeds from the financing were $9,000,000; the mortgage notes encumbering the properties carry a stated interest rate of 7.33% with balloon payments due on November 1, 2003.


Item 8. Financial Statements and Supplementary Data




CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

LIST OF FINANCIAL STATEMENTS



Reports of Independent Auditors

Balance Sheets as of December 31, 1996 and 1995

Statements of Operations for the Years Ended December 31,
 1996, 1995 and 1994

Statements of Partners' Capital (Deficit) for the Years
 Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the Years Ended December 31,
 1996, 1995 and 1994

Notes to Financial Statements







                Report of Ernst & Young LLP, Independent Auditors




The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, in 1995 the Partnership changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of, and of accounting by creditors for impairment of a loan.

                                                      /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 1997








                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Consolidated Capital Institutional Properties/2:

We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Consolidated Capital Institutional Properties/2 (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, partners' capital (deficit), and cash flows of Consolidated Capital Institutional Properties/2 for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                     /s/Arthur Andersen, LLP


Dallas, Texas
March 23, 1995
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS
                        (in thousands, except unit data)



                                                           DECEMBER 31,

Assets                                                  1996        1995
  Cash and cash equivalents:
      Unrestricted                                   $ 18,478   $  9,276
      Restricted - tenant security deposits                --          5
   Securities available for sale                           11         11
   Other assets                                            23        818

   Net investment in master loan to affiliate          84,167     91,771
      Less: Allowance for impairment loss             (48,043)   (48,405)
                                                       36,124     43,366
   Investment property:
      Land                                                 --        716
      Buildings and related personal property              --      5,440
                                                           --      6,156
      Less: accumulated depreciation                       --     (4,138)
                                                           --      2,018

                                                     $ 54,636   $ 55,494
Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable and accrued liabilities          $     29   $    136
   Tenant security deposits                                --        114
   Distributions payable                                  141        141
   Accrued taxes                                           --         58
                                                          170        449

Partners' Capital (Deficit)
     General Partner                                     (560)      (554)
     Limited Partners - (909,138 units
       outstanding at December 1996 and 1995.)         55,026     55,599
                                                       54,466     55,045
                                                     $ 54,636   $ 55,494


                 See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                                 1996      1995        1994
Revenues:
   Rental income                                $ 1,210  $ 1,887    $ 1,798
   Interest income on net investment
      in master loan to affiliate                    --      721      1,880
   Interest income on investments                   498      556        626
   Other income                                      --      314         53
   Reduction of provision for impairment loss       362      587         --

      Total revenues                              2,070    4,065       4,357

Expenses:
   Operating                                      1,481    1,576       1,666
   General and administrative                       593      888         628
   Depreciation and amortization                    485      867       1,041
   Provision for impairment loss                     --       --       9,262
   Write-down of investment property                 --    3,350       2,496
   Loss on sale of property                          90       --          --

      Total expenses                              2,649    6,681      15,093

      Net loss                                  $  (579) $(2,616)   $(10,736)

Net loss allocated to general partner (1%)      $    (6) $   (26)   $   (107)
Net loss allocated to limited partners (99%)       (573)  (2,590)    (10,629)

                                                $  (579) $(2,616)   $(10,736)

Net loss per limited partnership unit           $ (0.63) $ (2.85)   $ (11.69)

                 See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                 For the Years Ended December 31, 1996, 1995 and 1994
                                    (in thousands)

                                                                  TOTAL
                                  LIMITED                       PARTNERS
                                PARTNERSHIP  GENERAL  LIMITED    CAPITAL
                                   UNITS    PARTNERS  PARTNERS  (DEFICIT)

Original capital contributions     912,182  $     1  $228,046   $228,047

Partners' capital (deficit) at
 December 31, 1993                 909,154     (391)   71,791     71,400

Net loss for the year ended
 December 31, 1994                             (107)  (10,629)   (10,736)

Partners' capital (deficit) at
 December 31, 1994                 909,145     (498)   61,162     60,664

Net loss for the year ended
 December 31, 1995                              (26)   (2,590)    (2,616)

Distributions                                   (30)   (2,973)    (3,003)

Partners' capital (deficit) at
 December 31, 1995                 909,138     (554)   55,599     55,045

Net loss for the year ended
  December 31, 1996                              (6)     (573)      (579)

Partners' capital (deficit at
  December 31, 1996                909,138  $  (560) $ 55,026   $ 54,466

                 See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                               STATEMENTS OF CASH FLOWS
                                    (in thousands)


                                              FOR THE YEARS ENDED DECEMBER 31,
                                                 1996      1995      1994

Cash flows from operating activities:
Net loss                                      $   (579) $ (2,616) $(10,736)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                    485       867     1,041
  Write-down of investment property                 --     3,350     2,496
  (Reduction of) provision for
      impairment loss                             (362)     (587)    9,262
  Receipt of Southmark stock                        --        --       (11)
  Loss on sale of investment property               90        --        --
  Changes in accounts:
      Restricted cash                                5        (5)       --
      Other assets                                 234      (296)      (23)
      Accounts payable and accrued
         liabilities                              (106)       47        36
      Due from affiliates                           --     1,347    (1,063)
      Tenant security deposits                       3         8        --
      Accrued taxes                                (44)      (15)       --

         Net cash (used in) provided
           by operating activities                (274)    2,100     1,002

Cash flows from investing activities:
  Property improvements and replacements          (132)     (681)     (635)
  Advances on Master Loan                       (1,000)   (1,500)       --
  Principal receipts on Master Loan              8,604     1,252       315
  Purchase of securities available for sale         --   (41,487)   (8,729)
  Proceeds from sale of securities
      available for sale                            --    51,244     7,488

  Proceeds from sale of investment property      2,004        --        --

         Net cash provided by (used in)
           investing activities                  9,476     8,828    (1,561)

Cash flows from financing activities:
  Distributions                                     --    (3,003)       --
  Payments on previously
      declared distributions                        --        --        (2)

         Net cash used in financing
           activities                               --    (3,003)       (2)

Net increase (decrease) in cash and
  cash equivalents                               9,202     7,925      (561)

Cash and cash equivalents at beginning
  of period                                      9,276     1,351     1,912

Cash and cash equivalents at end of period    $ 18,478  $  9,276   $ 1,351

                 See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership"), a California limited partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by Equity Partners/Two, ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through December 31, 1996, the Partnership had advanced approximately $183.1 million under the Master Loan.

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships. All of CEI's outstanding stock is owned by an affiliate of Insignia, which it acquired through two transactions in December 1994, and October 1995. At December 31, 1996, Insignia and affiliates own 14,000 Units of the Partnership.

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

     Restricted cash - tenant security deposits - The Partnership required security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising:  The Partnership expenses the costs of advertising as incurred.

Investment Properties: During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the investment property owned by the Partnership was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. This methodology has not changed from the methodology under the previous accounting policy except the Partnership no longer uses the non-recourse debt as a floor for recording impairment losses. The effect of adoption was not material.

Prior to its sale in the third quarter of 1996, the property owned by the Partnership experienced declines in its estimated net realizable value due to regional economic factors such as a depressed real estate market in the area of Michigan that the property was located and its deteriorating physical condition due to the decision of the General Partner to postpone both routine and major maintenance projects. Additionally, occupancy for this property was 61% at December 31, 1994, and it was believed that occupancy could be increased. The General Partner did not believe that this occupancy rate was permanent in nature. After unsuccessful attempts at increasing occupancy during 1995 (occupancy remained at 61% at September 30, 1995) and with no new major tenants expected in the future, it was determined that occupancy could not be increased as expected and the asset was permanently impaired. Accordingly, the Partnership recorded $3.3 million and $2.5 million in expense for the write-down on the real estate in the years ended December 31, 1995 and 1994, respectively.

Investment in Master Loan: Beginning in 1995, the Partnership adopted "Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan." Under the new standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with "Statement 114" is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

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

The tax basis of the Partnership's assets and liabilities is approximately $101 million greater than the assets and liabilities as reported in the financial statements.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1996, there were no remaining lease commissions or related accumulated amortization due to the sale of North Park Plaza in September 1996. At December 31, 1995, lease commissions totaled approximately $273,000 with accumulated amortization of approximately $87,000.

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

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,138 Units outstanding in 1996 and 1995 and 909,145 Units outstanding in 1994.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The carrying amount of the Partnership's net investment in the Master Loan approximates fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

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

Reclassifications: Certain reclassifications have been made to the 1995 and 1994 information to conform to the 1996 presentation.

Note B - Securities Available for Sale

Investments, stated at cost, consist of the following at December 31, 1996, (in thousands):

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

Note C - Net Investment in Master Loan

At December 31, 1996, the recorded investment in the Master Loan is considered to be impaired under "Statement 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 1996 and 1995, the Partnership recorded approximately $362,000 and $587,000, respectively, in income based upon an increase in the fair value of the collateral.

The principal balance of the Master Loan due to the Partnership totaled approximately $84.2 million and $91.8 million at December 31, 1996 and 1995, respectively. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $20.6 million, $18.8 million and $15.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, such cumulative unrecognized interest totaled approximately $133.3 million and $112.7 million and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $48 million and $48.4 million at December 31, 1996 and 1995, respectively.

During 1996, the Partnership advanced $1,000,000 to CCEP/2 as an advance on the Master Loan. The advance was used by CCEP/2 to fund deferred maintenance and capital improvement projects on these properties in order to maximize returns during improved market conditions as well as maintain the condition of the properties securing the Master Loan. CCEP/2 has approximately $33,180,000 in liens on the collateral that are superior to the Master Loan.

The investment in Master Loan consists of the following:


                                            AS OF DECEMBER 31,
                                            1996        1995
                                              (in thousands)

   Master Loan funds advanced, at
      beginning of year                  $ 91,771    $ 91,523
   Advances on Master Loan                  1,000       1,500
   Principal receipts on Master Loan       (8,604)     (1,252)
   Master Loan funds advanced, at
      end of year                        $ 84,167    $ 91,771


The allowance for impairment loss on Master Loan to affiliates consists of the following:

                                                   AS OF DECEMBER 31,
                                                 1996      1995     1994
                                                     (in thousands)

Allowance for impairment loss on Master
 Loan to affiliates, beginning of year       $ 48,405   $ 48,992  $ 39,730
Reduction of provision for impairment loss       (362)      (587)       --
Provision for impairment loss                      --         --     9,262

Allowance for impairment loss on Master
 Loan to affiliates, end of year             $ 48,043   $ 48,405  $ 48,992


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

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1996, 1995 and 1994. For the year ended December 31, 1994, a portion of such property management fees were paid to Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for the Partnership's property. Fees paid to affiliates of Insignia for the years ended December 31, 1996 and 1995, and fees paid to Coventry and PSI for the year ended December 31, 1994, are reflected in the following table:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                              1996    1995      1994
                                                   (in thousands)
 Property management fees                     $ 63    $ 95     $ 19

The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates, which included Coventry, received reimbursements as reflected in the following table:


                                            FOR THE YEARS ENDED DECEMBER 31,
                                                1996       1995       1994
                                                     (in thousands)

 Reimbursements for services of affiliates      $317       $379        $325
 Leasing commissions                              23        101          --

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

Note E - Commitment and Contingencies

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents and securities available for sale (at market), totaling approximately $18.5 million, were greater than the reserve requirement of $7.6 million at December 31, 1996.

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

Note G - Sale of Real Estate

In September 1996, the Partnership sold North Park Plaza, an office building in Southfield, Michigan, for net sales proceeds of approximately $2,004,000 after payment of closing costs. The Partnership realized a loss of approximately $90,000 on the sale in 1996.

The sales transaction is summarized as follows (in thousands):

Cash proceeds received              $ 2,004
Net real estate (1)                  (1,708)
Net other assets                       (386)

  Loss on sale of real estate       $   (90)

(1) Real estate at cost, net of accumulated depreciation of approximately $4.6 million.

The following pro-forma information reflects the operations of the Partnership for the years ended December 31, 1996, 1995 and 1994, as if North Park Plaza had been sold January 1, 1994.

                                            Pro-Forma Results of Operations
                                            For the Years Ended December 31,

                                              1996      1995     1994

Revenues                                     $  858    $2,121  $ 2,559

Expenses                                        593       888    9,887
Net income (loss)                            $  265    $1,233  $(7,328)
Income (loss) per limited partnership unit   $  .30    $ 1.34  $ (7.94)


Note H - Real Estate and Accumulated Depreciation

The Partnership sold its sole real estate property, North Park Plaza, in September 1996. The following table presents a reconciliation of real estate and accumulated depreciation for each of the years ended December 31, 1996, 1995, and 1994:

                                                Years Ended December 31,
                                                1996      1995       1994
                                                     (in thousands)

REAL ESTATE:
Balance, real estate at beginning of year   $  6,156   $  8,825  $ 10,686
 Additions                                       132        681       635
 Sale of Investment Property                  (6,288)        --        --
 Write-downs                                      --     (3,350)   (2,496)
Balance, real estate at end of year         $     --   $  6,156  $  8,825


ACCUMULATED DEPRECIATION:
Accumulated depreciation of real estate
    at beginning of year                    $  4,138   $  3,325  $  2,339
  Depreciation of real estate                    442        813       986
  Accumulated depreciation on
    real estate sale                          (4,580)        --        --

Accumulated depreciation of real estate
    at end of year                          $     --   $  4,138  $  3,325


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995, was approximately $14,104,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995, was approximately $2,070,000.

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


                                      PART III


Item 10. Directors And Executive Officers Of The General Partner Of The Partnership.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are as follows:

       NAME OF INDIVIDUAL             AGE                  POSITION IN CEI

       William H. Jarrard, Jr.         50                  President

       Ronald Uretta                   41                  Vice President/
                                                           Treasurer

       John K. Lines                   37                  Vice President/
                                                           Secretary

       Kelley M. Buechler              39                  Assistant Secretary

       Martha L. Long                  37                  Controller


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He also served as Secretary from January 1992 to 1994 and as Insignia's Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

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

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, South Carolina.


Item 11.  Executive Compensation

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1996.


Item 12.  Security Ownership Of Certain Beneficial Owners And Management

(a)   Security Ownership of Certain Beneficial Owners

As of March 1997, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)   Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

As of March 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:



                                       NUMBER OF        PERCENT
      NAME AND ADDRESS                 CEI SHARES       OF TOTAL

      GII Realty, Inc.                  100,000           100%
      One Insignia Financial Plaza
      P.O. Box 1089
      Greenville, SC  29602

      GII Realty, Inc. is owned by an affiliate of Insignia (see "Item 1.").


Item 13. Certain Relationships And Related Transactions

Transactions with Current Management and Others

The Registrant has a property management agreement with Insignia Commercial Group, L.P. pursuant to which Insignia Commercial Group, L.P., has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Commercial Group, L.P. receives a property management fee equal to 5% of revenues. During the fiscal year ended December 31, 1996, Insignia Commercial Group, L.P. received approximately $63,000 in fees for property management.

                                      PART IV


Item 14. Exhibits, Financial Statements, Schedules And Reports On Form 8-K

(a)  The following documents are filed as part of this report:

    1.   Financial Statements

         Balance Sheets as of December 31, 1996 and 1995

         Statements of Operations for the Years Ended
           December 31, 1996, 1995 and 1994

         Statements of Partners' Capital (Deficit) for the Years
           Ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994

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


      10.14        Financial Services Agreement dated October             N/A
                   23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quar-terly Report on Form 10-Q for the quarter ended
                   September 30, 1990) (Incorporated by reference to the 1990 Annual Report).

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

      10.24        Contract for sale of real estate for North Park      N/A
                   Plaza dated September 12, 1996, between
                   Consolidated Capital Institutional Properties/2, a California limited partnership and North Park Southfield, L.L.C., a Michigan limited liability company.

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

      28.1         Fee Owner's Limited Partnership Agreement             N/A
                   dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

      99.1         Consolidated Capital Equity Partners/Two, L.P.,       N/A
                   audited financial statements for the years ended
                   December 31, 1996 and 1995.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

    A Form 8-K dated September 12, 1996, as filed with the Securities and Exchange Commission on October 2, 1996, in connection with the sale of North Park Plaza.


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

                                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                   By: CONCAP EQUITIES, INC.
                                       Its General Partner,



March 28, 1997                     By: /s/ William H. Jarrard, Jr.
Date                                   William H. Jarrard, Jr.
                                       President


March 28, 1997                     By: /s/ Ronald Uretta
Date                                   Ronald Uretta
                                       Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 1997                     By: /s/William H. Jarrard, Jr.
Date                                   William H. Jarrard
                                       President


March 28, 1997                     By: /s/Ronald Uretta
Date                                   Ronald Uretta
                                       Vice President/Treasurer