Form 10-Q
period 1997-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1997-05-15
CIK 719184

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

                 For the quarterly period ended March 31, 1997

                                       or

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

                                 BALANCE SHEET
                        (in thousands, except unit data)



                                              March 31,     December 31,
                                                 1997           1996
                                            (Unaudited)       (Note)

Assets
  Cash and cash equivalents:                 $ 18,889       $ 18,478
  Securities available for sale                    11             11
  Other assets                                    119             23

  Investment in Master Loan  to affiliate      83,843         84,167
   Less:  Allowance for impairment loss       (47,907)       (48,043)
                                               35,936         36,124

                                             $ 54,955       $ 54,636

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued liabilities   $     24       $     29
  Distributions payable                           141            141
                                                  165            170

Partners' Capital (Deficit)
  General partner                                (557)          (560)
  Limited partners (909,138 units
     outstanding at March 31, 1997 and
     December 31, 1996)                        55,347         55,026
                                               54,790         54,466

                                             $ 54,955       $ 54,636

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements

b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                           1997        1996
Revenues:
  Rental income                                         $   --      $  411
  Interest income on investment in Master
      Loan to affiliate                                     89          --
  Reduction of allowance for impairment loss
     in Master Loan to affiliate                           136          --
  Other income                                             208         114
       Total revenues                                      433         525

Expenses:
  Operating                                                 --         418
  Depreciation and amortization                             --         167
  General and administrative                               109         165
       Total expenses                                      109         750

       Net income (loss)                                $  324      $ (225)

Net income (loss) allocated to general partner (1%)     $    3      $   (2)
Net income (loss) allocated to limited partners (99%)      321        (223)

                                                        $  324      $ (225)

Net income (loss) per limited partnership unit          $  .35      $ (.24)

                 See Accompanying Notes to Financial Statements

c)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership General   Limited
                                    Units    Partners Partners   Total

Original capital contributions     912,182   $     1  $228,046 $228,047

Partners' capital (deficit) at
  December 31, 1995                909,138   $  (554) $ 55,599 $ 55,045

Net loss for the three months
  ended March 31, 1996                            (2)     (223)    (225)

Partners' capital (deficit) at
  March 31, 1996                   909,138   $  (556) $ 55,376 $ 54,820

Partners' capital (deficit) at
  December 31, 1996                909,138   $  (560) $ 55,026 $ 54,466

Net income for the three months
  ended March 31, 1997                             3       321      324

Partners' capital (deficit) at
  March 31, 1997                   909,138   $  (557) $ 55,347 $ 54,790

                 See Accompanying Notes to Financial Statements


d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Three Months Ended
                                                         March 31,
                                                       1997     1996
Cash flows from operating activities:
  Net income (loss)                                  $   324  $  (225)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                         --      167
    Reduction of allowance for impairment loss
      in Master Loan to affiliate                       (136)      --
    Change in accounts:
      Restricted cash                                     --       (2)
      Other assets                                       (96)     254
      Accounts payable and accrued expenses               (5)      --
      Accrued taxes                                       --      (19)

         Net cash provided by operating activities        87      175

Cash flows from investing activities:
  Property improvements and replacements                  --      (48)
  Principal receipts on Master Loan                      324       74

         Net cash provided by investing activities       324       26

Cash flows from financing activities:                     --       --

Net increase in cash and cash equivalents                411      201

Cash and cash equivalents at beginning of period      18,478    9,276
Cash and cash equivalents at end of period           $18,889  $ 9,477

                 See Accompanying Notes to Financial Statements

e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Concap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the three month period ended March 31, 1996. Fees paid to affiliates of Insignia during the three month period ended March 31, 1996, are included in operating expenses on the statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. These reimbursements are included in general and administrative expense on the statement of operations. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:


                                               For the Three Months Ended
                                                       March 31,
                                                   1997           1996
                                                      (in thousands)

  Property management fees                         $ --            $ 20
  Reimbursement for services of affiliates           83              67

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - NET INVESTMENT IN MASTER LOAN

At March 31, 1997, the recorded investment in the Master Loan was considered to be impaired under "FASB 114." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 1997, the Partnership recorded approximately $225,000 in income based upon an increase in the fair value of the collateral. Approximately $89,000 was recorded as interest income on investment in Master Loan to affiliate. A cash payment for this amount will be received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") subsequent to March 31, 1997. Approximately $136,000 was recorded as a reduction of allowance for impairment loss in Master Loan to affiliate.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $5.4 million and $5.2 million for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, and December 31, 1996, such cumulative unrecognized interest totaling approximately $138.7 million and $133.3 million was not included in the balance of the investment in Master Loan.

During the first quarter of 1997, no advances were made to CCEP/2 as an advance on the Master Loan. During the first quarter of 1997, the Partnership received approximately $324,000 as principal payments on the Master Loan which represented cash received by CCEP/2 on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the Agreement.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $18.9 million, were greater than the reserve requirement of approximately $7.6 million at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's sole investment property, North Park Plaza, was sold in September 1996. As of March 31, 1997, the Partnership has no real estate assets.

Results of Operations

The Partnership reported net income of approximately $324,000 for the three months ended March 31, 1997, as compared to a net loss of approximately
$225,000 for the corresponding period of 1996. The increase in net income is attributable to an increase in interest income on investment in Master Loan, with a reduction in the allowance for impairment loss in Master Loan, a decrease in property related expenses, a decrease in general and adminstrative expenses,
and an increase in other income.   The Partnership recorded interest income of
approximately $89,000 on the Master Loan, as well as a reduction in the allowance for impairment loss of approximately $136,000 for the three months ended March 31, 1997. No corresponding interest income or reduction of allowance was recorded during the first quarter of 1996. The decrease in property related expenses was due to the lack of net operating loss of approximately $174,000 from the Partnership's sole investment property, North Park Plaza, which was sold in September 1996. Finally, other income increased due to an increase in interest income on investments in 1997 by approximately $95,000 as compared to 1996 due to an increase in the amount of cash balances in interest bearing accounts, coupled with higher yields on these investments.

Liquidity and Capital Resources

At March 31, 1997 the Partnership had unrestricted cash of approximately $18,889,000 versus approximately $9,477,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to the increase in the interest receivable on the Master Loan and an increase in other assets for the three months ended March 31, 1997. These items were partially offset by the increase in net income. Net cash provided by investing activities increased due to an increase in principal receipts on the Master Loan for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.
There were no financing activities for the three months ended March 31, 1997 or 1996.

The sufficiency of existing liquid assets to meet future liquidity requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. No distributions were made during the three months ended March 31, 1997 or 1996. Subsequent to March 31, 1997, the Partnership made a distribution of approximately $10 million. Future cash distributions will depend on the levels of net cash generated from operations, Master Loan interest income, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $18.9 million, were greater than the reserve requirement of $7.6 million as of March 31, 1997.

CCEP/2 Property Operations

For the three months ended March 31, 1997, CCEP/2's net loss totaled approximately $5.6 on total revenues of approximately $4.5 million. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1997, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $5.5 million, all except approximately $89,000 of which represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the three months ended March 31, 1997, the Partnership received approximately $324,000 as principal payments on the Master Loan. This cash was received by CCEP/2 on certain investments which it holds. Such cash receipts are required to be transferred to the Partnership per the Agreement.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number                     Description

               27 Financial Data Schedule is filed as an exhibit to this report.

               99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three months ended March 31, 1997 and 1996.

      (b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1997.



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




                                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                   By: CONCAP EQUITIES, INC.
                                       Its General Partner,

May 15, 1997                       By: /s/ William H. Jarrard, Jr.
Date                                   William H. Jarrard, Jr.
                                       President


May 15, 1997                       By: /s/ Ronald Uretta
Date                                   Ronald Uretta
                                       Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 15, 1997                       By: /s/William H. Jarrard, Jr.
Date                                   William H. Jarrard, Jr.
                                       President


May 15, 1997                       By: /s/Ronald Uretta
Date                                   Ronald Uretta
                                       Vice President/Treasurer