Form 10-Q
period 1997-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1997-08-11
CIK 719184

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

                 For the quarterly period ended June 30, 1997

                                      or

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


                (Registrant's telephone number) (864) 239-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .

                        PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

a)             CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                BALANCE SHEET
                       (in thousands, except unit data)



                                                June 30,      December 31,
                                                  1997           1996
                                               (Unaudited)       (Note)
Assets
  Cash and cash equivalents                   $  9,040        $ 18,478
  Securities available for sale                     11              11
  Other assets                                      19              23

  Investment in Master Loan to affiliate        83,779          84,167
     Less:   Allowance for impairment loss     (47,533)        (48,043)
                                                36,246          36,124

                                              $ 45,316        $ 54,636

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued liabilities    $     47        $     29
  Distributions payable                            141             141
                                                   188             170
Partners' Capital (Deficit)
  General partner                                 (563)           (560)
  Limited partners (909,138 units
     outstanding at June 30, 1997 and
     December 31, 1996, respectively)           45,691          55,026
                                                45,128          54,466

                                              $ 45,316        $ 54,636

Note:The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See Accompanying Notes to Financial Statements


b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                           Three Months Ended       Six Months Ended
                                                June 30,               June 30,
                                             1997       1996       1997         1996
Revenues:
  Rental income                           $    --    $   450     $    --    $   861
  Interest income on investment
     in Master Loan to affiliate               --         --          89         --
  Reduction of allowance for impairment
     loss in Master Loan to affiliate         374        200         510        200
  Other income                                113        104         321        218
       Total revenues                         487        754         920      1,279

Expenses:
  Operating                                    --        488          --        906
  Depreciation and amortization                --        174          --        341
  General and administrative                  157        179         266        344
       Total expenses                         157        841         266      1,591

       Net (loss) income                  $   330    $   (87)    $   654    $  (312)

Net (loss) income allocated
  to general partner (1%)                 $     4    $    (1)    $     7    $    (3)
Net (loss) income allocated
  to limited partners (99%)                   326        (86)        647       (309)
                                          $   330    $   (87)    $   654    $  (312)
Net (loss) income per
  limited partnership unit                $   .36    $  (.10)    $   .71    $  (.34)

                   See Accompanying Notes to Financial Statements

c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)

                          (in thousands, except unit data)

                                      Limited
                                    Partnership      General      Limited
                                       Units         Partner     Partners     Total
Original capital contributions      912,182        $     1      $228,046     $228,047

Partners' capital (deficit) at
  December 31, 1995                 909,138        $  (554)     $ 55,599     $ 55,045

Net loss for the six months
  ended June 30, 1996                    --             (3)         (309)        (312)

Partners' capital (deficit) at
  June 30, 1996                     909,138        $  (557)     $ 55,290     $ 54,733

Partners' capital (deficit) at
  December 31, 1996                 909,138        $  (560)     $ 55,026     $ 54,466

Net income for the six months
  ended June 30, 1997                    --              7           647          654

Distributions to partners                --            (10)       (9,982)      (9,992)

Partners' capital (deficit) at
  June 30, 1997                     909,138        $  (563)     $ 45,691     $ 45,128

                   See Accompanying Notes to Financial Statements

d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                             1997         1996
Cash flows from operating activities:
  Net income (loss)                                     $    654      $   (312)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                             --           341
    Reduction of allowance for impairment loss
      in Master Loan to affiliate                           (510)         (200)
    Change in accounts:
      Other assets                                             4           184
      Accounts payable and accrued liabilities                18            (1)
      Tenant security deposit liabilities                     --             1
      Accrued taxes                                           --            24

         Net cash provided by operating activities           166            37

Cash flows from investing activities:
  Property improvements and replacements                      --          (106)
  Principal receipts on Master Loan                          388            74
  Advances on Master Loan                                     --        (1,000)

         Net cash provided by (used in)
           investing activities                              388        (1,032)

Cash flows used in financing activities:
  Distributions to partners                               (9,992)           --

         Net cash used in financing activities            (9,992)           --

Net decrease in cash and cash equivalents                 (9,438)         (995)

Cash and cash equivalents at beginning of period          18,478         9,276

Cash and cash equivalents at end of period              $  9,040      $  8,281

                  See Accompanying Notes to Financial Statements


e)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the six month periods ended June 30, 1997 and 1996. Fees paid to affiliates of the General Partner during the six month periods ended June 30, 1997 and 1996, are included in operating expenses on the statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:



                                                     June 30,
                                                  1997        1996
                                                  (in thousands)

  Property management fees                      $ --         $ 41
  Lease commissions                               --           11
  Reimbursement for services of affiliates       139          149


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

NOTE C - NET INVESTMENT IN MASTER LOAN

At June 30, 1997, the recorded investment in the Master Loan was considered to be impaired under "FASB 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 1997, the Partnership recorded approximately $599,000 in income based upon an increase in the fair value of the collateral. During the first quarter of 1997, approximately $89,000 was recorded as interest income on investment in Master Loan to affiliate. A cash payment for this amount was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the second quarter of 1997. Approximately $510,000 was recorded as a reduction of allowance for impairment loss in Master Loan to affiliate.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $10,972,000 and $10,354,000 for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997, and December 31, 1996, such cumulative unrecognized interest totaling approximately $144,300,000 and $133,300,000, respectively, was not included in the balance of the investment in Master Loan.

During the six month period ended June 30, 1997, no advances were made to CCEP/2 as an advance on the Master Loan. During the six month period ended June 30, 1997, the Partnership received approximately $388,000 as principal payments on the Master Loan which represented cash received by CCEP/2 on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the Agreement.

NOTE D - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $9,040,000, were greater than the reserve requirement of approximately $7,157,000 at June 30, 1997.


NOTE E - CONTINGENCIES

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. The complaint arises from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaint asserts claims for breach of contract, quantum meruit and promissory estoppel. The Partnership was only recently served with the complaint and is evaluating its position.

NOTE F - DISTRIBUTION

In April 1997, the Partnership distributed approximately $9,992,000 to the partners. The limited partners received approximately $9,982,000 ($10.98 per limited partnership unit) and the general partners received approximately $10,000. Of the total distribution approxiamtely $9,000,000 was from surplus fund as a result of the refinnacing of the CCEP/2 proeprties, which was passed up to the PAtnership as a reduction in principle of master loan. These funds were distributed 100% tot he limited partners. The remaining distribution amount of approximately $992,000 was from operation which is allocated based ont he 1% tot he general partner and 99% tot he limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's sole investment property, North Park Plaza, was sold in September 1996. As of June 30, 1997, the Partnership has no real estate assets.

Results of Operations

The Partnership reported net income of approximately $330,000 and $654,000, respectively for the three and six months ended June 30, 1997, as compared to net losses of approximately $87,000 and $312,000, respectively for the corresponding period of 1996. The increase in net income is attributable to the sale of the Partnership's investment property in September 1996, the increase in income recognized on the master loan, an increase in other income and a decrease in general and administrative expenses. The Partnership recognized a loss on the operations of North Park Plaza during the six month period ended June 30, 1996, of approximately $386,000. As discussed in "Item 1. Note C - Net Investment in Master Loan", the Partnership recorded income on the master loan of approximately $599,000 as compared to $200,000 for the six month period ended June 30, 1996. The increase in income recognized is due to the increase in the fair value of the collateral during the six months ended June 30, 1997. Other income increased for the six month period ended June 30, 1997 due to an increase in interest income on investments. This increase is due to an increase in cash balances and higher yields on these investments. General and administrative expenses decreased due to a decrease in reimbursements to affiliates and professional fees.

Liquidity and Capital Resources

At June 30, 1997 the Partnership had unrestricted cash of approximately $9,040,000 versus approximately $8,281,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to the increase in net income as previously explained. Net cash provided by investing activities increased due to an increase in principal receipts on the Master Loan for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Also, there were no property improvements and replacements due to the sale of North Park Plaza nor were there any advances on the Master Loan during the six months ended June 30, 1997. Cash used in financing activities increased as a result of the $9,992,000 distribution which took place during the second quarter of 1997.

The sufficiency of existing liquid assets to meet future liquidity requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. During the second quarter of 1997, the Partnership made a distribution of approximately $9,992,000. No distributions were made during the six months ended June 30, 1996. Future cash distributions will depend on the levels of net cash generated from operations, Master Loan interest income, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $9,040,000, were greater than the reserve requirement of $7,157,000 as of June 30, 1997.

CCEP/2 Property Operations

For the six months ended June 30, 1997, CCEP/2's net loss totaled approximately $11,135,000 on total revenues of approximately $9,155,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1997, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $10,972,000, $89,000 of which represents interest paid, and the remaining of which represents interest expense in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 1997, the Partnership received approximately $388,000 as principal payments on the Master Loan. This cash was received by CCEP/2 on certain investments which it holds. Such cash receipts are required to be transferred to the Partnership per the Agreement.


                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. The complaint arises from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaint asserts claims for breach of contract, quantum meruit and promissory estoppel. The Partnership was only recently served with the complaint and is evaluating its position.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number                     Description

            27 Financial Data Schedule is filed as an exhibit to this report.

            99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three and six months ended June 30, 1997 and 1996.

      (b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1997.



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



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES/2

                             By: CONCAP EQUITIES, INC.
                                 General Partner


                             By:/s/ William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President


                             By:/s/ Ronald Uretta
                                Ronald Uretta
                                Vice President/Treasurer

                          Date: August 11, 1997