Form 10-Q
period 1997-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1997-11-14
CIK 719184

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

              For the quarterly period ended September 30, 1997

                                      or

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

                                BALANCE SHEET
                       (in thousands, except unit data)



                                              September 30,   December 31,
                                                   1997           1996
                                               (Unaudited)       (Note)
Assets
  Cash and cash equivalents                   $  8,938        $ 18,478
  Securities available for sale                     11              11
  Other assets                                     169              23

  Investment in Master Loan to affiliate        83,908          84,167
     Less:   Allowance for impairment loss     (47,454)        (48,043)
                                                36,454          36,124

                                              $ 45,572        $ 54,636

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable and accrued liabilities    $     31        $     29
  Distributions payable                            141             141
                                                   172             170
Partners' Capital (Deficit)
  General partner's                               (561)           (560)
  Limited partners'(909,138 units
     outstanding at September 30, 1997 and
     December 31, 1996, respectively)           45,961          55,026
                                                45,400          54,466

                                              $ 45,572        $ 54,636


Note:The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See Accompanying Notes to Financial Statements


b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)


                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1997      1996     1997       1996
Revenues:
  Rental income                          $    --  $   345   $    --   $ 1,206
  Interest income on investment
     in Master Loan to affiliate             147       --       236        --
  Reduction of allowance for impairment
     loss in Master Loan to affiliate         78       16       588       216
  Other income                               142      110       463       328
       Total revenues                        367      471     1,287     1,750

Expenses:
  Operating                                   --      540        --     1,446
  Depreciation and amortization               --      144        --       485
  General and administrative                  95      124       361       468
       Total expenses                         95      808       361     2,399

  Loss on sale of investment property         --      (90)       --       (90)

       Net income (loss)                 $   272  $  (427)  $   926   $  (739)

Net income (loss) allocated
  to general partner (1%)                $     2  $    (4)  $     9   $    (7)
Net income (loss) allocated
  to limited partners (99%)                  270     (423)      917      (732)
                                         $   272  $  (427)  $   926   $  (739)
Net income (loss) per
  limited partnership unit               $   .30  $  (.46)  $  1.01   $  (.80)

                   See Accompanying Notes to Financial Statements


c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)

                          (in thousands, except unit data)



                                  Limited
                                Partnership  General   Limited
                                   Units     Partner's Partners'     Total

Original capital contributions    912,182    $     1    $228,046   $228,047

Partners' capital (deficit) at
  December 31, 1995               909,138    $  (554)   $ 55,599   $ 55,045

Net loss for the nine months
  ended September 30, 1996             --         (7)       (732)      (739)

Partners' capital (deficit) at
  September 30, 1996              909,138    $  (561)   $ 54,867   $ 54,306

Partners' capital (deficit) at
  December 31, 1996               909,138    $  (560)   $ 55,026   $ 54,466

Net income for the nine months
  ended September 30, 1997             --          9         917        926

Distributions to partners              --        (10)     (9,982)    (9,992)

Partners' capital (deficit) at
  September 30, 1997              909,138    $  (561)   $ 45,961   $ 45,400

                   See Accompanying Notes to Financial Statements


d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)



                                                              Nine Months Ended
                                                                 September 30,
                                                                1997      1996
Cash flows from operating activities:
  Net income (loss)                                          $    926  $   (739)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                  --       485
    Reduction of allowance for impairment loss
      in Master Loan to affiliate                                (588)     (216)
    Loss on sale of investment property                            --        90
    Change in accounts:
      Other assets                                               (147)      232
      Accounts payable and accrued liabilities                      2       (49)
      Tenant security deposit liabilities                          --      (112)
      Accrued property taxes                                       --       (44)

         Net cash provided by (used in) operating activities      193      (353)

Cash flows from investing activities:
  Property improvements and replacements                           --      (132)
  Principal receipts on Master Loan                               409       625
  Advances on Master Loan                                        (150)   (1,000)
  Proceeds from sale of investment property                        --     2,119

         Net cash provided by investing activities                259     1,612

Cash flows used in financing activities:
  Distributions to partners                                    (9,992)       --

         Net cash used in financing activities                 (9,992)       --

Net (decrease) increase in cash and cash equivalents           (9,540)    1,259

Cash and cash equivalents at beginning of period               18,478     9,276

Cash and cash equivalents at end of period                   $  8,938  $ 10,535

                  See Accompanying Notes to Financial Statements

e)              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - SALE OF NORTH PARK PLAZA

On September 12, 1996, the Partnership sold North Park Plaza to an unaffiliated party. The property was sold in an effort to maximize the Partnership's return on its investment. The Partnership received net proceeds of approximately $2,119,000 after payment of closing costs. This disposition resulted in a loss of approximately $90,000.

Operating Revenues and expenses from North Park Plaza were approximately $1,208,000 and $1,931,000, respectively, for the nine months ended September 30, 1996.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1997 and 1996. Fees paid to affiliates of the General Partner during the nine month periods ended September 30, 1997 and 1996, are included in operating expenses on the statement of operations and are reflected in the following table. The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner, and its current affiliates, received reimbursements as reflected in the following table:

                                                    September 30,
                                                  1997         1996
                                                  (in thousands)

  Property management fees                      $ --         $ 61
  Lease commissions                               --           23
  Reimbursement for services of affiliates       187          225


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which Insignia affiliates act as general partner. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

NOTE D NET INVESTMENT IN MASTER LOAN

At September 30, 1997, the recorded investment in the Master Loan was considered to be impaired under "FASB 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1997, the Partnership recorded approximately $824,000 in income based upon an increase in the fair value of the collateral. Approximately $236,000 was recorded as interest income on investment in Master Loan to affiliate. A cash payment for $89,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the second quarter of 1997. The payment for the interest income recorded in the third quarter will be received subsequent to September 30, 1997. Approximately $588,000 was recorded as a reduction of allowance for impairment loss in Master Loan to affiliate.

Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $16,457,000 and $15,500,000 for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, and December 31, 1996, such cumulative unrecognized interest totaling approximately $149,800,000 and $133,300,000, respectively, was not included in the balance of the investment in Master Loan.

During the nine month period ended September 30, 1997, a $150,000 advance was made to CCEP/2 as an advance on the Master Loan. During the nine month period ended September 30, 1997, the Partnership received approximately $409,000 as principal payments on the Master Loan which represented cash received by CCEP/2 on certain investments held by CCEP/2, which are required to be transferred to the Partnership per the Agreement.

NOTE E - COMMITMENT

The Partnership is required by the Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $8,938,000, were greater than the reserve requirement of approximately $7,157,000 at September 30, 1997.

NOTE F - CONTINGENCIES

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

NOTE G - DISTRIBUTION

In April 1997, the Partnership distributed approximately $9,992,000 to the partners. The limited partners received approximately $9,982,000 ($10.98 per limited partnership unit) and the general partners received approximately $10,000. Of the total distribution approximately $9,000,000 was from surplus funds as a result of the refinancing of the CCEP/2 properties, which was passed up to the Partnership as a reduction in principle of the master loan. These funds were distributed 100% to the limited partners. The remaining distribution amount of approximately $992,000 was from operations which is allocated based on the 1% to the general partner and 99% to the limited partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's sole investment property, North Park Plaza, was sold in September 1996. As of September 30, 1997, the Partnership has no real estate assets.

Results of Operations

The Partnership reported net income of approximately $272,000 and $926,000, respectively for the three and nine months ended September 30, 1997, as compared to net losses of approximately $427,000 and $739,000, respectively for the corresponding period of 1996. The increase in net income is attributable to the sale of the Partnership's investment property in September 1996, the increase in income recognized on the master loan, an increase in other income and a decrease in general and administrative expenses. The Partnership recognized a loss on the operations of North Park Plaza during the nine month period ended September 30, 1996, of approximately $723,000. As discussed in "Item 1. Note D - Net Investment in Master Loan", the Partnership recorded income on the master loan of approximately $824,000 as compared to $216,000 for the nine month period ended September 30, 1996. The increase in income recognized is due to the increase in the fair value of the collateral during the nine months ended September 30, 1997. Other income increased for the nine month period ended September 30, 1997 due to an increase in interest income on investments. This increase is due to an increase in cash balances and higher yields on these investments. General and administrative expenses decreased due to a decrease in reimbursements to affiliates and professional fees.

Liquidity and Capital Resources

At September 30, 1997 the Partnership had cash and cash equivalents of approximately $8,938,000 versus approximately $10,535,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the increase in net income as previously explained. Net cash provided by investing activities decreased due to a decrease in principal receipts on the Master Loan for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Also, the Partnership received proceeds from the sale of North Park Plaza during the nine months ended September 30, 1996, which were only partially offset by the higher advances on the Master Loan during the nine months ended September 30, 1996. Cash used in financing activities increased as a result of the $9,992,000 distribution which took place during the second quarter of 1997.

The sufficiency of existing liquid assets to meet future liquidity requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. During the second quarter of 1997, the Partnership made a distribution of approximately $9,992,000. No distributions were made during the nine months ended September 30, 1996. Future cash distributions will depend on the levels of net cash generated from operations, Master Loan interest income, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $8,938,000, were greater than the reserve requirement of $7,157,000 as of September 30, 1997.

CCEP/2 Property Operations

For the nine months ended September 30, 1997, CCEP/2's net loss totaled approximately $16,893,000 on total revenues of approximately $13,717,000.
CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1997, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $16,457,000, $89,000 of which represents interest paid, and the remaining of which represents interest expense in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 1997, the Partnership received approximately $409,000 as principal payments on the Master Loan. This cash was received by CCEP/2 on certain investments which it holds. Such cash receipts are required to be transferred to the Partnership per the Agreement.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which Insignia affiliates act as general partner. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.



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

            99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three and nine months ended September 30, 1997 and 1996.

      (b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1997.



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



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES/2

                             By: CONCAP EQUITIES, INC.
                                 General Partner

                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President

                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President/Treasurer


                          Date:  November 14, 1997