Form 10-K
period 1997-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1998-03-27
CIK 719184

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from........to.........

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates. 729,999 of the Partnership's 909,134 Units are held by non-affiliates. The aggregate market value of Units held by affiliates and non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are not subject to certain restrictions.


                                     PART I


ITEM 1.  BUSINESS

General

Consolidated Capital Institutional Properties/2 (the "Partnership") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for sale of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-11723). As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so.

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the General Partner) acquired CCEC's general partner interests in the Partnership and 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia"), which was acquired through two transactions in December 1994, and October 1995.

On October 30, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which Insignia affiliates act as general partner. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, an Insignia affiliate purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998. At December 31, 1997 Insignia Properties, L.P., an affiliate of Insignia owned 179,135 Units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

Through December 31, 1997, the Partnership advanced a total of approximately $183,250,000 to EP/2 and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1997, the balance of the Master Loan, net of the allowance for possible losses, was approximately $37,834,000. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten (10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns four (4) apartment buildings, and seven (7) office complexes which secure the Master Loan.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by an affiliate of the General Partner. The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry.

STATUS OF MASTER LOAN

Prior to 1989, the Partnership had loaned funds totaling approximately $176,000,000 to EP/2 subject to a non-recourse note (the "Master Loan"), pursuant to the Master Loan Agreement dated July 22, 1983, between the Partnership and EP/2. The Partnership secured the Master Loan with deeds of trust or mortgages on real property purchased with the funds advanced as well as by the assignment and pledge of promissory notes from the partners of EP/2.

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

ITEM 2.  PROPERTY

The Partnership's sole investment property, North Park Plaza, was sold in September 1996. As of December 31, 1997, the Partnership has no real estate assets.

ITEM 3.  LEGAL PROCEEDINGS

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. An additional complaint was filed in November 1997 by PHC Construction against the Partnership, CCEP/2 and other defendants. These lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for breach of contract, quantum meruit and promissory estoppel. The General Partner believes the claims asserted are without merit and intends to vigorously defend the action.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate of the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.



                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 35,119 holders of record owning an aggregate of 909,134 units.

In April 1997, the Partnership distributed approximately $9,992,000 to the partners. The limited partners received approximately $9,982,000 ($10.98 per limited partnership unit) and the General Partners received approximately $10,000. Of the total distribution amount, approximately $9,000,000 was from surplus funds as a result of the refinancing of the CCEP/2 properties, which was passed up to the Partnership as a reduction in principle of the master loan. These funds were distributed 100% to the limited partners. The remaining distribution amount of approximately $992,000 was from operations which is allocated based on 1% to the general partner and 99% to the limited partners.
No distributions were paid in the year ended December 31, 1996. The Partnership has distributed $1,500,000 from surplus funds as a result of the sale of Cosmopolitan Center during March 1998. Future distributions will depend on levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves. Such cash reserves are subject to the requirements of the Partnership Agreement which requires that the Partnership maintain reserves equal to 5% of Net Invested Capital.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."


STATEMENTS OF OPERATIONS
 (in thousands, except unit data)

                                         FOR THE YEARS ENDED DECEMBER 31,
                                     1997       1996       1995        1994       1993
Revenues                          $ 6,755    $ 2,070    $ 4,065    $  4,357    $  4,068

Expenses                             (480)    (2,649)    (6,681)    (15,093)     (7,214)

Net income (loss)                 $ 6,275    $  (579)   $(2,616)   $(10,736)   $ (3,146)
Net income (loss) per Limited
Partnership Unit:
   Net income (loss)              $  6.83    $  (.63)   $ (2.85)   $ (11.69)   $  (3.43)
Distributions per Limited
   Partnership Unit               $ 10.98    $    --    $  3.27    $     --    $     --
Limited Partnership Units
   outstanding                    909,134    909,138    909,138     909,145     909,172


                                                AS OF DECEMBER 31,
BALANCE SHEETS                       1997       1996       1995        1994       1993
(in thousands)

Total assets                      $50,906    $54,636    $55,494    $ 61,073    $ 71,775


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1997 Compared with 1996

The Partnership's net income for the year ended December 31, 1997, was approximately $6,275,000 versus a net loss of approximately $579,000 for the year ended December 31, 1996. The increase in net income is attributable to the sale of the Partnership's investment property in September 1996, the increase in income recognized on the master loan, an increase in interest income and a decrease in general and administrative expenses. As discussed in "Item 8. Note B - Net Investment in Master Loan," the Partnership recorded income on the master loan of approximately $6,198,000 for the year ended December 31, 1997 as compared to $362,000 for the year ended December 31, 1996. The increase in income recognized is due to the increase in fair value of the underlying collateral properties and due to improved operations at such properties. Interest income increased due to an increase in cash balances and higher yields on those investments. General and administrative expenses decreased due to a decrease in reimbursements to affiliates and professional fees.

1996 Compared with 1995

The Partnership's net loss for the year ended December 31, 1996, was approximately $579,000 versus a loss of approximately $2,616,000 for the year ended December 31, 1995. The decrease in net loss is primarily attributable to the write-down of the Partnership's sole investment property, North Park Plaza, in 1995 due to the Partnership's continuing evaluation of its investment property. Also contributing to the decrease in net loss were decreases in depreciation expense and general and administrative expenses. Depreciation expense decreased due to the write-down of investment property of approximately $3,350,000 in 1995, along with the sale of North Park Plaza during the third quarter of 1996. The decrease in general and administrative expenses is the result of costs associated with the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. Costs relating to the transition efforts were incurred in an effort to minimize any disruption in the 1994 year-end reporting function, including K-1 preparation and distribution.

Partially offsetting the decrease in net loss were decreases in rental income, interest income on investments, other income and the reduction of provision for impairment loss. The decrease in rental income is primarily attributable to the sale of North Park Plaza during the third quarter of 1996. Interest income on investments decreased due to lower interest rates. The decrease in other income is due to the Partnership's receipt of an insurance refund as well as dividend income in 1995 with no corresponding receipt in 1996. Finally, the decrease in the reduction of provision for impairment loss was due to a decrease in the improvement of operations of the properties that are the underlying collateral of the Master Loan.

On September 12, 1996, the Partnership sold North Park Plaza to an unaffiliated party. The property was sold in an effort to maximize the Partnership's return on its investment. The Partnership received net proceeds of approximately $2,004,000 after payment of closing costs. This disposition resulted in a loss of approximately $90,000.

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $12,417,000 versus approximately $18,478,000 at December 31, 1996. The net (decrease) increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 was ($6,061,000) and $9,202,000, respectively. Net cash provided by operating activities increased primarily due to the increase in net income. Net cash provided by investing activities decreased due to a decrease in principal receipts on the master loan and proceeds from the sale of North Park Plaza in 1996. Net cash used in financing activities increased because of a distribution to partners made in 1997.

The sufficiency of existing liquid assets to meet future liquidity requirements is currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. In April 1997, the Partnership made a distribution to the limited partners of approximately $9,982,000 or $10.98 per unit. A distribution of approximately $10,000 was made to the General Partner. No distributions were made during the year ended December 31, 1996. In September 1995, the Partnership made a distribution to the limited partners of approximately $2,973,000, or $3.27 per unit. A distribution of approximately $30,000 was made to the General Partner. A cash distribution of approximately $1,500,000 was made during March 1998.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $12,417,000, were greater than the reserve requirement of approximately $7,157,000 at December 31, 1997.

CCEP/2 Property Operations

CCEP/2 had a net loss of approximately $19,882,000 for the year ended December 31, 1997, versus a net loss of approximately $22,026,000 for the year ended December 31, 1996. This decrease in net loss was primarily due to the gain on sale of property in 1997. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1997, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of $21,940,000. Approximately $236,000 of required cash flow payments were made during 1997. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and non cash charges for depreciation.

The Partnership invested approximately $150,000 in CCEP/2 during 1997 as advances under the Master Loan. This money was used by CCEP/2 for deferred maintenance and capital improvements at its investment properties. Additional advances under the Master Loan are anticipated to be made to CCEP/2 in 1998 as these properties continue the deferred maintenance and capital improvement programs. During the year ended December 31, 1997, the Partnership received approximately $3,768,000 as principal payments on the Master Loan; comprising these payments were approximately $3,307,000 of proceeds from the sale of certain investment property and $461,000 of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

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

On December 2, 1997, CCEP/2 sold Cosmopolitan Center to an unrelated third party for a contract price of $3,500,000 which resulted in a net gain of approximately $2,739,000. The Partnership received net proceeds of approximately $3,307,000 which were remitted to CCIP/2 to pay down the Master Loan.

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

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

LIST OF FINANCIAL STATEMENTS



Reports of Ernst & Young LLP, Independent Auditors

Balance Sheets as of December 31, 1997 and 1996

Statements of Operations for the Years Ended December 31,
 1997, 1996 and 1995

Statements of Partners' Capital (Deficit) for the Years
 Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995

Notes to Financial Statements







                Report of Ernst & Young LLP, Independent Auditors




The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998,
except for Note I, as to which the date is March 17, 1998



                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS
                        (in thousands, except unit data)





                                                              DECEMBER 31,
                                                          1997          1996
Assets
   Cash and cash equivalents                           $ 12,417      $ 18,478
   Interest receivable on Master Loan                       634            --
   Other assets                                              21            34

   Investment in master loan to affiliate                80,549        84,167
      Less: Allowance for impairment loss               (42,715)      (48,043)
                                                         37,834        36,124

                                                       $ 50,906      $ 54,636

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable                                    $      6      $     --
   Other liabilities                                         10            29
   Distributions payable                                    141           141
                                                            157           170
Partners' Capital (Deficit)
   General Partner                                         (507)         (560)
   Limited Partners - (909,134 and 909,138 units
     outstanding at December 1997 and 1996.)             51,256        55,026
                                                         50,749        54,466

                                                       $ 50,906      $ 54,636


                 See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                          1997       1996        1995
Revenues:
   Rental income                                      $    --     $ 1,188    $ 1,887
   Interest income on net investment
      in master loan to affiliate                         870          --        721
   Interest income on investments                         557         498        556
   Other income                                            --          22        314
   Reduction of provision for impairment loss           5,328         362        587

      Total revenues                                    6,755       2,070      4,065

Expenses:
   Operating                                               --       1,410      1,523
   General and administrative                             480         593        888
   Depreciation                                            --         442        814
   Write-down of investment property                       --          --      3,350
   Property taxes                                          --         114        106
   Loss on sale of property                                --          90         --

      Total expenses                                      480       2,649      6,681

      Net income (loss)                               $ 6,275     $  (579)   $(2,616)

Net income (loss) allocated to general partner (1%)   $    63     $    (6)   $   (26)
Net income (loss) allocated to limited partners (99%)   6,212        (573)    (2,590)

                                                      $ 6,275     $  (579)   $(2,616)

Net income (loss) per limited partnership unit        $  6.83     $ (0.63)   $ (2.85)

                 See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                 For the Years Ended December 31, 1997, 1996 and 1995
                                    (in thousands)

                                                                             TOTAL
                                      LIMITED                               PARTNERS
                                    PARTNERSHIP    GENERAL     LIMITED      CAPITAL
                                       UNITS       PARTNERS    PARTNERS    (DEFICIT)
Original capital contributions        912,182     $     1    $228,046     $228,047

Partners' capital (deficit) at
 December 31, 1994                    909,145        (498)     61,162       60,664

Net loss for the year ended
 December 31, 1995                                    (26)     (2,590)      (2,616)

Distributions to partners                             (30)     (2,973)      (3,003)

Partners' capital (deficit) at
 December 31, 1995                    909,138        (554)     55,599       55,045

Net loss for the year ended
 December 31, 1996                                     (6)       (573)        (579)

Partners' capital (deficit) at
 December 31, 1996                    909,138        (560)     55,026       54,466

Distributions to partners                             (10)     (9,982)      (9,992)

Net income for the year ended
  December 31, 1997                                    63       6,212        6,275

Partners' capital (deficit) at
  December 31, 1997                   909,134     $  (507)   $ 51,256     $ 50,749

                 See Accompanying Notes to Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                               STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                       1997         1996        1995
Cash flows from operating activities:
Net income (loss)                                  $  6,275     $   (579)  $ (2,616)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                           --          442        814
  Amortization of lease commissions                      --           43         53
  Write-down of investment property                      --           --      3,350
  Reduction of allowance for impairment
      loss in Master Loan to affiliate               (5,328)        (362)      (587)
  Loss on sale of investment property                    --           90         --
  Changes in accounts:
      Interest receivable on Master Loan               (634)          --         --
      Other assets                                       13          240       (301)
      Accounts payable                                    6         (102)       102
      Due from affiliates                                --           --      1,347
      Tenant security deposit liabilities                --            3          8
      Other liabilities                                 (19)          (5)       (55)
      Accrued property taxes                             --          (44)       (15)

         Net cash provided by (used in)
           operating activities                         313         (274)     2,100

Cash flows from investing activities:
  Property improvements and replacements                 --         (132)      (681)
  Advances on Master Loan                              (150)      (1,000)    (1,500)
  Principal receipts on Master Loan                   3,768        8,604      1,252
  Purchase of securities available for sale              --           --    (41,487)
  Proceeds from sale of securities
      available for sale                                 --           --     51,244
  Proceeds from sale of investment property              --        2,004         --

         Net cash provided by
           investing activities                       3,618        9,476      8,828

Cash flows from financing activities:
  Distributions to partners                          (9,992)          --     (3,003)

         Net cash used in financing
           activities                                (9,992)          --     (3,003)

Net (decrease) increase in cash and
  cash equivalents                                   (6,061)       9,202      7,925

Cash and cash equivalents at beginning
  of period                                          18,478        9,276      1,351

Cash and cash equivalents at end of period         $ 12,417     $ 18,478   $  9,276

                 See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                           NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California limited partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by Equity Partners/Two, ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner. Through
December 31, 1997, the Partnership had advanced approximately $183,250,000 under the Master Loan.

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships. All of CEI's outstanding stock is owned by Insignia Properties Trust ("IPT") an affiliate of Insignia Financial Group, Inc. ("Insignia"), which it acquired through two transactions in December 1994, and October 1995. At December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia owned 179,135 Units of the Partnership.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Advertising: The Partnership expenses the costs of advertising as incurred. The amounts incurred for 1997, 1996, and 1995 did not have a material effect on the financial statements.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying
amounts of those assets.   For the years ended December 31, 1997 and 1996, no
adjustments for impairment of value were recorded. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Prior to its sale in the third quarter of 1996, the property owned by the Partnership experienced declines in its estimated net realizable value due to regional economic factors such as a depressed real estate market in the area of Michigan that the property was located and its deteriorating physical condition due to the decision of the General Partner to postpone both routine and major maintenance projects. Additionally, occupancy for this property was 61% at December 31, 1994. At that time it was believed that occupancy could be increased as the General Partner did not believe that this occupancy rate was permanent in nature. After unsuccessful attempts at increasing occupancy during 1995 (occupancy remained at 61% at September 30, 1995) and with no new major tenants expected in the future, it was determined that occupancy could not be increased as expected and the asset was permanently impaired. Accordingly, the Partnership recorded $3,350,000 in expense for the write-down on the real estate in the year ended December 31, 1995.

Investment in Master Loan: The Partnership has adopted "Financial Accounting Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan." Under the standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with "Statement 114" is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Investments: The General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Presently, all of the Partnership's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

Investments, stated at cost of approximately $11,000, consist of Southmark Corporation Redeemable Series A Preferred Stock. These investments are classified as available for sale and are included in other assets.

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

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,134 in 1997 and 909,138 Units outstanding in 1996 and 1995.

Fair Value of Financial Instruments: The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to the short term maturities. The carrying amount of the Partnership's net investment in the master loan approximates fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

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

Reclassifications: Certain reclassifications have been made to the 1996 and 1995 information to conform to the 1997 presentation.

NOTE B - NET INVESTMENT IN MASTER LOAN

At December 31, 1997, the recorded investment in the Master Loan is considered to be impaired under "Statement 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 1997 and 1996, the Partnership recorded approximately $5,328,000 and $362,000, respectively, in income based upon an increase in the fair value of the collateral. Approximately $870,000 was recorded as interest income on investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. Cash payments for interest of $236,000 were received from Consolidated Capital Equity Partners/2 L.P. ("CCEP/2") during the year ended December 31, 1997. The payment for the interest income recorded in the fourth quarter of 1997 is expected to be received during the first quarter of 1998.

The principal balance of the Master Loan due to the Partnership totaled approximately $80,549,000 and $84,167,000 at December 31, 1997 and 1996,
respectively. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $21,070,000, $20,600,000 and $18,800,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, such cumulative unrecognized interest totaled approximately $154,370,000 and $133,300,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $42,715,000 and $48,043,000 at December 31, 1997 and 1996, respectively.

During the year ended December 31, 1997, an advance of $150,000 was made to CCEP/2 as an advance on the Master Loan. During 1996, the Partnership advanced $1,000,000 to CCEP/2 as an advance on the Master Loan. The advance was used by CCEP/2 to fund deferred maintenance and capital improvement projects on these properties in order to maximize returns during improved market conditions as well as maintain the condition of the properties securing the Master Loan. CCEP/2 has approximately $32,905,000 in liens on the collateral that are superior to the Master Loan.

The investment in Master Loan consists of the following:


                                                        AS OF DECEMBER 31,
                                                          1997         1996
                                                          (in thousands)

   Master Loan funds advanced, at
      beginning of year                               $ 84,167      $ 91,771
   Advances on Master Loan                                 150         1,000
   Principal receipts on Master Loan                    (3,768)       (8,604)
   Master Loan funds advanced, at
      end of year                                     $ 80,549      $ 84,167

The allowance for impairment loss on Master Loan to affiliates consists of the following:


                                                           AS OF DECEMBER 31,
                                                   1997         1996         1995
                                                             (in thousands)
Allowance for impairment loss on Master
 Loan to affiliates, beginning of year          $ 48,043      $ 48,405    $ 48,992
Reduction of provision for impairment loss        (5,328)         (362)       (587)

Allowance for impairment loss on Master
 Loan to affiliates, end of year                $ 42,715      $ 48,043    $ 48,405


Terms of the New Master Loan Agreement: Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow after third party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000.

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

EP/2's Bankruptcy Settlement: In November 1990, pursuant to EP/2's reorganization plan described in "Note A," the Partnership and EP/2 consummated a closing pursuant to which: (1) the Partnership and EP/2 executed the New Master Loan Agreement more fully described below; (2) CCEP/2 renewed the deeds of trust on all the collateral securing the Master Loan; (3) the Partnership received cash of approximately $2,500,000, including $1,800,000 from the general partners of EP/2 related to their promissory notes; (4) the Partnership accepted assignment of certain partnership interests in affiliated partnerships (the "Affiliated Partnership Interests"), which were valued by management of the Partnership at approximately $2,500,000, as additional collateral securing the Master Loan; and (5) all liabilities and claims between the Partnership and EP/2's general partners were released.

EP/2 was the holder of a note receivable secured by North Park Plaza which had not been performing according to the note terms since 1989. In the process of negotiating the final bankruptcy settlement discussed above, EP/2 assigned its interest in the note receivable to the Partnership. The Partnership foreclosed upon and acquired North Park Plaza in July 1990, CCEP/2 is still obligated for $6,600,000 under the Master Loan attributable to North Park Plaza not extinguished in the foreclosure proceeding.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997, 1996 and 1995. The General Partner and its affiliates received fees as reflected in the following table:



                                             FOR THE YEARS ENDED DECEMBER 31,
                                                1997         1996         1995
                                                      (in thousands)
Property management fees (included in
  operating expenses)                         $ --         $ 63          $ 95

The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:



                                            FOR THE YEARS ENDED DECEMBER 31,
                                                1997       1996      1995
                                                    (in thousands)
Reimbursements for services of affiliates
  (included in operating and general and
  administrative expenses)                    $278        $317      $379
Leasing commissions                             --          23       101


For the period of July 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which Insignia affiliates act as general partner. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, an Insignia affiliate purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

NOTE D - COMMITMENT AND CONTINGENCIES

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. An additional complaint was filed in November 1997 by PHC Construction against the Partnership, CCEP/2 and other defendants. These lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for breach of contract, quantum meruit and promissory estoppel. The General Partner believes the claims asserted are without merit and intends to vigorously defend the action. Based upon the facts currently available, the General Partner believes that the disposition of this matter will not have a materially adverse effect on the financial position of the Partnership.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate of the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intend to vigorously defend the claim.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $12,417,000, were greater than the reserve requirement of approximately $7,157,000 at December 31, 1997.

NOTE E - OTHER INCOME

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


NOTE F - SALE OF REAL ESTATE

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

The following pro-forma information reflects the operations of the Partnership for the years ended December 31, 1996 and 1995, as if North Park Plaza had been sold January 1, 1995.

                                             Pro-Forma Results of Operations
                                             For the Years Ended December 31,
                                                  1996              1995

Revenues                                        $  858            $2,121
Expenses                                           593               888
Net income                                      $  265            $1,233
Income per limited partnership unit             $  .30            $ 1.34

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION

The Partnership sold its sole real estate property, North Park Plaza, in September 1996. The following table presents a reconciliation of real estate and accumulated depreciation for each of the years ended December 31, 1996, and 1995:


                                                    Years ended December 31,
                                                       1996          1995
                                                        (in thousands)

REAL ESTATE:
Balance, real estate at beginning of year          $  6,156      $  8,825
 Additions                                              132           681
 Sale of Investment Property                         (6,288)           --
 Write-downs                                             --        (3,350)
Balance, real estate at end of year                $     --      $  6,156

ACCUMULATED DEPRECIATION:
Accumulated depreciation of real estate
    at beginning of year                           $  4,138      $  3,325
  Depreciation of real estate                           442           813
  Accumulated depreciation on
    real estate sale                                 (4,580)           --
Accumulated depreciation of real estate
    at end of year                                 $     --      $  4,138

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995, was approximately $14,104,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995, was approximately $2,070,000.

NOTE H - PARTNER TAX INFORMATION

The following is a reconciliation between net income as reported in the consolidated financial statements and federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1997, 1996 and 1995 (in thousands, except per unit data):


                                                 1997        1996        1995
Net income (loss) as reported                 $ 6,275    $   (579)     $(2,616)
Add (deduct):
   Deferred revenue and other liabilities          --        (24)           43
   Depreciation differences                        --        143           447
   Accrued expenses                               (19)        22            (2)
   Interest income                               (870)        --            --
   Valuation allowances                        (5,328)      (362)        2,388
   Other                                           --         --           348
   Gain (loss) on disposition/foreclosure          --     (10,160)          --

Federal taxable income                        $    58    $(10,960)     $   608

Federal taxable income (loss) per
   limited partnership unit                   $   .06    $ (11.93)     $   .66

The tax basis of the Partnership's assets and liabilities is approximately $94,759,000 greater than the assets and liabilities as reported in the financial statements at December 31, 1997.

NOTE I - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Ernst & Young LLP regarding the 1997, 1996 and 1995 audits of the Partnership's financial statements.


                                      PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE PARTNERSHIP.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:


     NAME OF INDIVIDUAL            POSITION IN CEI            AGE

     William H. Jarrard, Jr.       President/Director          51

     Ronald Uretta                 Vice President/Treasurer    41

     Martha L. Long                Controller                  38

     Robert D. Long, Jr.           Vice President              30

     Daniel M. LeBey               Vice President/Secretary    32

     Kelley M. Buechler            Assistant Secretary         40


William H. Jarrard, Jr. has been President and Director of the General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of the General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.

ITEM 11.  EXECUTIVE COMPENSATION

No remuneration was paid to the General Partner nor any of its directors and officers during the year ended December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of February 28, 1998.


                                           Number
      Entity                              of Units           Percentage

      Insignia Properties, L.P.            185,040             20.35%

      Insignia Properties, L.P. is an affiliate of Insignia.

(b)   Beneficial Owners of Management


      Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 1997, the following entity was known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


        NUMBER OF                       PERCENT
      NAME AND ADDRESS                 CEI SHARES       OF TOTAL

      Insignia Properties Trust         100,000           100%
      One Insignia Financial Plaza
      Greenville, SC  29602

      Insignia Properties Trust is an affiliate of Insignia

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them has had any interest in any other transaction to which the Partnership is a party.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below for the years ended December 31, 1997, 1996 and 1995. The General Partner and its affiliates received fees as reflected in the following table:



                               FOR THE YEARS ENDED DECEMBER 31,
                                1997         1996         1995
                                     (in thousands)

Property management fees      $ --         $ 63         $ 95


The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:



                                             FOR THE YEARS ENDED DECEMBER 31,
                                               1997       1996       1995
                                                    (in thousands)

Reimbursements for services of affiliates       $278        $317     $379
Leasing commissions                               --          23      101


For the period of July 1, 1995 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in two real estate limited partnerships (including the Partnership) in which Insignia affiliates act as general partner. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 30, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on October 30, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, an Insignia affiliate purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 during February 1998.

                                      PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.Financial Statements

       Balance Sheets as of December 31, 1997 and 1996

       Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995

       Statements of Partners' Capital (Deficit) for the Years
         Ended December 31, 1997, 1996 and 1995

       Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995

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

    10.1            Amended Loan Agreement dated November         N/A
                    15, 1990 (the "Effective Date"), by and
                    between the Partnership and EP/2
                    (Incorporated by reference to the Annual
                    Report on Form 10-K for the year ended
                    December 31, 1990 ("1990 Annual
                    Report")).

    10.2            Assumption Agreement as of the Effective      N/A
                    Date,by and between EP/2 and CCEP/2
                    (Incorporated by reference to the 1990
                    Annual Report).

    10.3            Assignment of Claims as of the Effective      N/A
                    Date, by and between the Partnership and EP/2. (Incorporated by reference to the 1990 Annual Report).

    10.4            Assignment of Partnership Interests in CC     N/A
                    Office Associates and Broad and Locust
                    Associates dated November 16, 1990 (the
                    effective date), by and between EP/2 and CCEP/2 (Incorporated by reference to the 1990 Annual Report).

    10.5            Property Management Agreement No. 113             N/A
                    ated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30,
                    1990).

    10.6            Bill of Sale and Assignment dated October     N/A
                    1990, by and between CCEC and ConCap
                    Services Company (Incorporated by
                    reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30,
                    1990).

    10.7            Assignment and Assumption dated October       N/A
                    23, 1990, by and between CCEC and ConCap
                    Management Limited Partnership ("CCMLP")
                    (Incorporated by reference to the
                    Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1990).

    10.8            Assignment and Agreement as to Certain        N/A
                    Property Management Services dated
                    October 23, 1990, by and between CCMLP
                    and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1990).

    10.9            Assignment and Agreement dated October        N/A
                    23, 1990, by and between CCMLP and The
                    Hayman Company (100 Series of Property
                    Management Contracts) (Incorporated by
                    reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30,
                    1990).

    10.10           Construction Management Cost                  N/A
                    Reimbursement Agreement dated January 1,
                    1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on Form
                    10-K for the year ended December 31,
                    1991).

    10.11           Investor Services Agreement dated October     N/A
                    23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.12           Assignment and Assumption Agreement           N/A
                    Investor Services Agreement) dated
                    October 23, 1990 by and between CCEC and ConCap Services Company.

    10.13           Letter of Notice dated December 20, 1991,     N/A
                    from Partnership Services, Inc. ("PSI")
                    to the Partnership regarding the change
                    in ownership and dissolution of ConCap
                    Services Company whereby PSI assumed the Investor Services Agreement.
                    (Incorporated by reference to the Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991).

    10.14           Financial Services Agreement dated            N/A
                    October 23, 1990, by and between the
                    Partnership and CCEC (Incorporated by
                    reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30,
                    1990) (Incorporated by reference to the
                    1990 Annual Report).

    10.15           Assignment and Assumption Agreement           N/A
                    Financial Services Agreement) dated
                    October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30,
                    1990).

    10.16           Letter of Notice dated December 20, 1991,     N/A
                    from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement.
                    (Incorporated by reference to the Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991).

    10.17           Property Management Agreement No. 501         N/A
                    dated February 16, 1993, by and between
                    the Partnership and Coventry Properties,
                    Inc. (Incorporated by reference to the
                    Annual Report on Form 10-K for the year
                    ended December 31, 1992).

    10.18           Property Management Agreement No. 412         N/A
                    dated May 13, 1993, by and between
                    Consolidated Capital Equity Partners/Two
                    L.P. and Coventry Properties, Inc.
                    (Incorporated by reference to the
                    Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1993).

    10.19           Assignment and Assumption Agreement           N/A
                    (Property Management Agreement No. 412)
                    dated May 13, 1993, by and between
                    Coventry Properties, Inc., R&B Apartment
                    Management Company Inc. and Partnership
                    Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.20           Assignment and Agreement as to Certain        N/A
                    Property Management Services dated May
                    13, 1993, by and between Coventry
                    Properties, Inc. and Partnership
                    Services, Inc.   (Incorporated by
                    reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30,
                    1993).

    10.21           Property Management Agreement No. 413         N/A
                    dated May 13, 1993, by and between
                    Consolidated Equity Partners/Two L.P. and
                    Coventry Properties, Inc. (Incorporated
                    by reference to the Quarterly Report on
                    Form 10-Q for the quarter ended September
                    30, 1993).

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

    10.23           Assignment and Agreement as to Certain        N/A
                    Property Management Services dated May
                    13,1993, by and between Coventry
                    Properties, Inc. and Partnership
                    Services, Inc.   (Incorporated by
                    reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30,
                    1993).

    10.24           Contract for sale of real estate for          N/A
                    North Park Plaza dated September 12,
                    1996, between Consolidated Capital
                    Institutional Properties/2,a California
                    limited partnership and North
                    ParkSouthfield, L.L.C., a Michigan
                    limited liability company.

    11              Statement regarding computation of Net        N/A
                    Income per Limited Partnership Unit
                    (Incorporated by reference to Note 1 of
                    Item 8 - Financial Statements of this
                    Form 10-K).

    16              Letter, dated August 12, 1992, from Ernst     N/A
                    & Young to the Securities and Exchange
                    Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

    27              Financial Data Schedule containing            N/A
                    summary financial information extracted
                    from the balance sheet and statement of
                    operations which is qualified in its
                    entirety by reference to such financial
                    statements.

    28.1            Fee Owner's Limited Partnership Agreement     N/A
                    dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

    99.1            Consolidated Capital Equity Partners/Two,     N/A
                    L.P., audited financial statements for
                    the years endedDecember 31, 1997 and
                    1996.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

    None.




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

                                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                By: CONCAP EQUITIES, INC.
                                    Its General Partner,



March 27, 1998                  By: /s/ William H. Jarrard, Jr.
Date                                William H. Jarrard, Jr.
                                    President/Director


March 27, 1998                  By: /s/ Ronald Uretta
Date                                Ronald Uretta
                                    Vice President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 27, 1998                     By: /s/William H. Jarrard, Jr.
Date                               William H. Jarrard, Jr.
                                   President/Director


March 27, 1998                     By: /s/Ronald Uretta
Date                               Ronald Uretta
                                   Vice President/Treasurer