Form 10-Q
period 1998-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1998-05-12
CIK 719184

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

                 For the quarterly period ended March 31, 1998

                                       or

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


                                 (864) 239-1000
                         Registrant's telephone number

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

                                 BALANCE SHEET
                        (in thousands, except unit data)



                                                   March 31,    December 31,
                                                      1998          1997
                                                  (Unaudited)      (Note)

Assets
  Cash and cash equivalents                        $ 11,561      $ 12,417
  Interest receivable on Master Loan                    643           634
  Other assets                                           11            21

  Investment in Master Loan  to affiliate            80,549        80,549
      Less:  Allowance for impairment loss          (42,129)      (42,715)
                                                     38,420        37,834

                                                   $ 50,635      $ 50,906

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                 $     --      $      6
  Other liabilities                                       8            10
  Distributions payable                                 141           141
                                                        149           157
Partners' Capital (Deficit)
  General partner                                      (495)         (507)
  Limited partners (909,134 units outstanding
     at March 31, 1998 and December 31, 1997)        50,981        51,256
                                                     50,486        50,749

                                                   $ 50,635      $ 50,906


Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See Accompanying Notes to Financial Statements


b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                          1998        1997
Revenues:
  Interest income on investment
     in Master Loan to affiliate                        $  643      $   89
  Reduction of provision for impairment loss               586         136
  Interest income on investments                           174         208
       Total revenues                                    1,403         433

Expenses:
  General and administrative                               167         109
       Total expenses                                      167         109

       Net income                                       $1,236      $  324

Net income allocated to general partner (1%)            $   12      $    3
Net income allocated to limited partners (99%)           1,224         321

                                                        $1,236      $  324

Net income per limited partnership unit                 $ 1.35      $  .35


                 See Accompanying Notes to Financial Statements

c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership  General   Limited
                                      Units    Partners  Partners     Total

Original capital contributions       912,182   $     1   $228,046  $228,047

Partners' capital (deficit) at
  December 31, 1996                  909,138   $  (560)  $ 55,026  $ 54,466

Net income for the three months
  ended March 31, 1997                    --         3        321       324

Partners' capital (deficit) at
  March 31, 1997                     909,138      (557)    55,347    54,790

Partners' capital (deficit) at
  December 31, 1997                  909,134      (507)    51,256    50,749

Net income for the three months
  ended March 31, 1998                    --        12      1,224     1,236

Distributions to partners                 --        --     (1,499)   (1,499)

Partners' capital (deficit) at
  March 31, 1998                     909,134   $  (495)  $ 50,981  $ 50,486


                 See Accompanying Notes to Financial Statements


d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended
                                                               March 31,
                                                           1998          1997
Cash flows from operating activities:
  Net income                                             $ 1,236       $   324
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Reduction of provision for impairment loss              (586)         (136)
    Change in accounts:
      Interest receivable on Master Loan                      (9)          (89)
      Other assets                                            10            (7)
      Accounts payable                                        (6)           (5)
      Other liabilities                                       (2)           --

         Net cash provided by operating activities           643            87

Cash flows from investing activities:
  Principal receipts on Master Loan                           --           324

         Net cash provided by investing activities            --           324

Cash flows from financing activities:
      Distributions to partners                           (1,499)           --

         Net cash used in financing activities            (1,499)           --

Net (decrease) increase in cash and cash equivalents        (856)          411

Cash and cash equivalents at beginning of period          12,417        18,478

Cash and cash equivalents at end of period               $11,561       $18,889

                 See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Concap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATION PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                              For the Three Months Ended
                                                       March 31,
                                                   1998          1997
                                                    (in thousands)

Reimbursements for services of affiliates
  (included in general and administrative
  expenses)                                        $ 72           $83

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - NET INVESTMENT IN MASTER LOAN

At March 31, 1998, the recorded investment in the Master Loan is considered to be impaired under "Statement 114." The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 1998 and 1997, the Partnership recorded approximately $586,000 and $136,000, respectively, in income based upon an increase in the fair value of the collateral. Approximately $643,000 and $89,000 for March 31, 1998 and 1997, respectively, was recorded as interest income on investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment for approximately $634,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the first quarter of 1998 for interest income recognized in 1997. The payment for the interest income recorded in the first quarter of 1998 is expected to be received during the second quarter of 1998.

The principal balance of the Master Loan due to the Partnership totaled approximately $80,549,000 at March 31, 1998. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $5,212,000, and $5,400,000 for the three months ended March 31, 1998, and 1997, respectively. At March 31, 1998 and December 31, 1997, such cumulative unrecognized interest totaled approximately $159,582,000 and $154,370,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $42,129,000 and $42,715,000 at March 31, 1998 and December 31, 1997, respectively.

During the first quarter of 1998, no advances were made to CCEP/2 or payments received from CCEP/2 on the Master Loan.

NOTE D - CONTINGENCIES

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

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $11,561,000, were greater than the reserve requirement of approximately $7,082,000 at March 31, 1998.

NOTE F - DISTRIBUTION

In March 1998, the Partnership distributed approximately $1,499,000 all to the limited partners ($1.65 per limited partnership unit). This distribution was from surplus funds as a result of the sale of one of the CCEP/2 properties late in 1997, which was passed up to the Partnership in 1997 as a reduction in principal of the Master Loan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's sole investment property was sold in 1996 and accordingly as of March 31, 1998, the Partnership has no real estate assets.

Results of Operations

The Partnership reported net income of approximately $1,236,000 for the three months ended March 31, 1998, as compared to net income of approximately $324,000 for the three months ended March 31, 1997. The increase in net income is due to an increase in interest income on investment in Master Loan to affiliate and the reduction of provision for impairment loss. As discussed in "Item 1. Financial Statements Note C - Net Investment in Master Loan," the Partnership recorded interest income of approximately $643,000 and $89,000 and recorded a reduction of allowance for impairment loss of approximately $586,000 and $136,000 for March 31, 1998 and 1997, respectively. The increase in income recognized is due to an increase in the fair value of the underlying collateral properties and due to improved operations at such properties. Interest income increased due to an increase in cash balances and higher yields on those investments.

Offsetting the increase in net income was an increase in general and administrative expenses as a result of an increase in legal fees. Legal fees increased due to the lawsuit discussed in "Item 1. Financial Statements Note D - Contingencies".

Liquidity and Capital Resources

At March 31, 1998 the Partnership had cash and cash equivalents of approximately $11,561,000 as compared to approximately $18,889,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was $856,000. The net increase in cash and cash equivalents for the three months ended March 31, 1997 was $411,000. Net cash flows provided by operating activities increased primarily due to the increase in interest payments received on the Master Loan as discussed above. Net cash provided by investing activities decreased due to the lack of principal receipts on the Master Loan for the three months ended March 31, 1998 as compared to March 31, 1997. Cash used in financing activities increased due to the distribution paid to the partners during the three months ended March 31, 1998.

The sufficiency of existing liquid assets to meet future liquidity requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. The Partnership made a distribution of approximately $1,499,000 during the three months ended March 31, 1998. No distribution was made during the three months ended March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, Master Loan interest income, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $11,561,000, were greater than the reserve requirement of $7,082,000 at March 31, 1998. The General Partner is evaluating the feasibility of making a distribution to the partners during the fourth quarter of 1998.

CCEP/2 Property Operations

For the three months ended March 31, 1998, CCEP/2's net loss totaled approximately $5,543,000 on total revenues of approximately $4,741,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1998, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $5,858,000, all of which represents interest accrued in excess of required payments except approximately $643,000. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. IFGP Corporation c/o Consolidated Capital Institutional Properties/2, et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner believes the claims to be without merit and intends to vigorously defend the claims.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate of the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number                     Description

             27 Financial Data Schedule is filed as an exhibit to this report.

             99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three months ended March 31, 1998 and 1997.

      (b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1998.


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




                                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                               By: CONCAP EQUITIES, INC.
                                   Its General Partner,



May 12, 1998                   By: /s/ William H. Jarrard, Jr.
Date                           William H. Jarrard, Jr.
                               President and Director

May 12, 1998                   By: /s/ Ronald Uretta
Date                           Ronald Uretta
                               Vice President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 12, 1998                   By: /s/William H. Jarrard, Jr.
Date                           William H. Jarrard, Jr.
                               President and Director


May 12, 1998                   By: /s/Ronald Uretta
Date                           Ronald Uretta
                               Vice President and Treasurer