Form 10-Q
period 1998-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1998-08-14
CIK 719184

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

                  For the quarterly period ended June 30, 1998

                                       or

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


                                 (864) 239-1000
                        (Registrant's telephone number)


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

                                 BALANCE SHEET
                        (in thousands, except unit data)



                                                   June 30,      December 31,
                                                     1998            1997
                                                  (Unaudited)        (Note)
Assets
  Cash and cash equivalents                       $ 12,210        $ 12,417
  Interest receivable on Master Loan                   505             634
  Other assets                                          18              21

  Investment in Master Loan to affiliate            80,470          80,549
     Less:   Allowance for impairment loss         (15,129)        (42,715)
                                                    65,341          37,834

                                                  $ 78,074        $ 50,906

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                $     50        $      6
  Other liabilities                                     11              10
  Distributions payable                                141             141
                                                       202             157
Partners' Capital (Deficit)
  General partner                                     (221)           (507)
  Limited partners (909,134 units
     outstanding at June 30, 1998 and
     December 31, 1997, respectively)               78,093          51,256
                                                    77,872          50,749

                                                  $ 78,074        $ 50,906

Note:The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1998      1997      1998      1997
Revenues:
  Interest income on investment
     in Master Loan to affiliate          $   426    $   --   $ 1,069     $   89
  Reduction of provision for
     impairment loss                       27,000       374    27,586        510
  Interest income on investments              137       113       311        321
       Total revenues                      27,563       487    28,966        920

Expenses:
  General and administrative                  177       157       344        266
       Total expenses                         177       157       344        266

       Net income                         $27,386    $  330   $28,622     $  654

Net income allocated
  to general partner (1%)                 $   274    $    3   $   286     $    7
Net income allocated
  to limited partners (99%)                27,112       327    28,336        647
                                          $27,386    $  330   $28,622     $  654

Net income per limited partnership unit   $ 29.82    $  .36   $ 31.17     $  .71

                 See Accompanying Notes to Financial Statements

c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General   Limited
                                      Units      Partner   Partners     Total

Original capital contributions      912,182      $     1   $228,046   $228,047

Partners' capital (deficit) at
  December 31, 1996                 909,138      $  (560)  $ 55,026   $ 54,466

Net income for the six months
  ended June 30, 1997                    --            7        647        654

Partners' capital (deficit) at
  June 30, 1997                     909,138      $  (553)  $ 55,673   $ 55,120

Partners' capital (deficit) at
  December 31, 1997                 909,134      $  (507)  $ 51,256   $ 50,749

Net income for the six months
  ended June 30, 1998                    --          286     28,336     28,622

Distributions to partners                --           --     (1,499)    (1,499)

Partners' capital (deficit) at
  June 30, 1998                     909,134      $  (221)  $ 78,093   $ 77,872

                 See Accompanying Notes to Financial Statements


d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
Cash flows from operating activities:
  Net income                                            $ 28,622     $   654
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Reduction of provision for impairment loss           (27,586)       (510)
    Change in accounts:
      Interest receivable on Master Loan                     129          12
      Other assets                                             3          (8)
      Accounts payable                                        44          37
      Other liabilities                                        1         (19)

         Net cash provided by operating activities         1,213         166

Cash flows from investing activities:
  Principal receipts on Master Loan                           79         388

         Net cash provided by investing activities            79         388

Cash flows used in financing activities:
  Distributions to partners                               (1,499)     (9,992)

         Net cash used in financing activities            (1,499)     (9,992)

Net decrease in cash and cash equivalents                   (207)     (9,438)

Cash and cash equivalents at beginning of period          12,417      18,478

Cash and cash equivalents at end of period              $ 12,210     $ 9,040

                 See Accompanying Notes to Financial Statements


e)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

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


                                               For the Six Months Ended
                                                        June 30,
                                                 1998            1997
                                                     (in thousands)
Reimbursements for services of affiliates
  (included in general and administrative
  expenses)                                       $149           $139

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

On July 30, 1998, an Insignia affiliate commenced tender offers for limited partnership interests in five real estate limited partnerships (including the Partnership) in which Insignia affiliates act as general partner. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $50 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 30, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on July 30, 1998.

Because of the existing and potential future conflicts of interest (described in both of the above Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to either Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to either Offer to Purchase. In addition, because of these conflicts of interest, as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the October 1997 tender offer, an Insignia affiliate purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - NET INVESTMENT IN MASTER LOAN

At June 30, 1998, the recorded investment in the Master Loan is considered to be impaired under "Statement 114." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 1998 and 1997, the Partnership recorded approximately $27,586,000 and $510,000, respectively, in income based upon an increase in the fair value of the collateral.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $27,000,000 reduction in the provision for impairment loss that was recognized during the three months ended June 30, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cashflow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years. Based upon the consistent increase in net realizable value of the collateral properties the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the six months ended June 30, 1998.

Approximately $1,069,000 and $89,000 for June 30, 1998 and 1997, respectively, was recorded as interest income on investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of approximately $634,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the first quarter of 1998 for interest income recognized in 1997. A cash payment of approximately $564,000 for the interest income recorded in the first quarter of 1998 was received during the second quarter of 1998. The payment for the interest income recorded in the second quarter of 1998 is expected to be received in the third quarter of 1998.

The principal balance of the Master Loan due to the Partnership totaled approximately $80,470,000 at June 30, 1998. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $10,794,000, and $10,972,000 for the six months ended June 30, 1998, and 1997, respectively. At June 30, 1998 and December 31, 1997, such cumulative unrecognized interest totaled approximately $165,164,000 and $154,370,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $15,129,000 and $42,715,000 at June 30, 1998 and December 31, 1997, respectively.

During the first six months of 1998, no advances were made to CCEP/2. Payments received from CCEP/2 on the Master Loan were $79,000.


NOTE D - CONTINGENCIES

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. Additional complaints were filed in November 1997 and July 1998 by PHC Construction against the Partnership, CCEP/2 and other defendants. Several of these lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for breach of contract, quantum meruit, promissory estoppel and constructive trust. The General Partner believes the claims asserted are without merit and intends to vigorously defend the actions. Based upon the facts currently available, the General Partner believes that the disposition of these matters will not have a materially adverse effect on the financial position of the Partnership.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners are affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Partnership was only recently served with the complaint and has not yet responded to it. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect on the business, financial condition, or operations of the Partnership.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $12,210,000, were greater than the reserve requirement of approximately $7,082,000 at June 30, 1998.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's sole investment property was sold in 1996 and accordingly as of June 30, 1998, the Partnership has no real estate assets.

Results of Operations

The Partnership reported net income of approximately $27,386,000 and $28,622,000 for the three and six months ended June 30, 1998, as compared to net income of approximately $330,000 and $654,000, respectively for the three and six months ended June 30, 1997. The increase in net income is due to an increase in interest income on investment in Master Loan to affiliate and the reduction of provision for impairment loss. As discussed in "Item 1. Financial Statements Note C - Net Investment in Master Loan," the Partnership recorded interest income of approximately $1,069,000 and $89,000 and recorded a reduction of allowance for impairment loss of approximately $27,586,000 and $510,000 for June 30, 1998 and 1997, respectively. The increase in income recognized is due to an increase in the fair value of underlying collateral properties as a result of capital improvements and repairs performed over the last few years and changing market conditions and due to improved operations at such properties. Interest income for the three months ended June 30, 1998 increased due to an increase in cash balances and higher yields on those investments.

Partially offsetting the increase in net income was an increase in general and administrative expenses as a result of an increase in legal fees. Legal fees increased due to the lawsuits discussed in "Item 1. Financial Statements Note D
- Contingencies".

Liquidity and Capital Resources

At June 30, 1998 the Partnership had cash and cash equivalents of approximately $12,210,000 as compared to approximately $9,040,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six months ended June 30, 1998 was $207,000. The net decrease in cash and cash equivalents for the six months ended June 30, 1997 was $9,438,000. Net cash provided by operating activities increased primarily due to the increase in net income as a result of an increase
in interest income received on the Master Loan as discussed above.   Net cash
provided by investing activities decreased due to a decrease in principal receipts on the Master Loan for the six months ended June 30, 1998 as compared to June 30, 1997. Cash used in financing activities decreased due to a decrease in distributions paid to partners.

The sufficiency of existing liquid assets to meet future liquidity requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. The Partnership made a distribution of approximately $1,499,000 during the six months ended June 30, 1998. During the second quarter of 1997, the Partnership made a distribution of approximately $9,992,000. The General Partner is evaluating the feasibility of making a distribution during the third quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, Master Loan interest income, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $12,210,000, were greater than the reserve requirement of $7,082,000 as of June 30, 1998.

CCEP/2 Property Operations

For the six months ended June 30, 1998, CCEP/2's net loss totaled approximately $11,253,000 on total revenues of approximately $9,431,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1998, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $11,863,000, $1,198,000 of which represents interest paid, and the remaining of which represents interest expense in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the six months ended June 30, 1998, CCEP/2 made approximately $79,000 as principal payments on the Master Loan to the Partnership. This cash was received by CCEP/2 on certain investments which it holds. Such cash receipts are required to be transferred to the Partnership per the Agreement.

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner believes the action to be without merit, and intends to vigorously defend it.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate of the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number                     Description

            27 Financial Data Schedule is filed as an exhibit to this report.

            99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three and six months ended June 30, 1998 and 1997.

      (b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.


                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                  By: CONCAP EQUITIES, INC.
                                      Its General Partner



August 14, 1998                   By: /s/ William H. Jarrard, Jr.
Date                                  William H. Jarrard, Jr.
                                      President and Director



                                  By: /s/ Ronald Uretta
August 14, 1998                       Ronald Uretta
Date                                  Vice President and Treasurer