Form 10-Q
period 1998-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1998-11-12
CIK 719184

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

               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                                 BALANCE SHEET
                        (in thousands, except unit data)



                                                September 30,  December 31,
                                                     1998          1997
                                                 (Unaudited)      (Note)
Assets
  Cash and cash equivalents                       $ 11,089      $ 12,417
  Interest receivable on Master Loan                    --           634
  Other assets                                          15            21

  Investment in Master Loan to affiliate            80,470        80,549
     Less:   Allowance for impairment loss         (15,129)      (42,715)
                                                    65,341        37,834

                                                  $ 76,445      $ 50,906

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                $     --      $      6
  Other liabilities                                     22            10
  Distributions payable                                141           141
                                                       163           157
Partners' Capital (Deficit)
  General partner                                     (222)         (507)
  Limited partners (909,134 units
     outstanding at September 30, 1998 and
     December 31, 1997, respectively)               76,504        51,256
                                                    76,282        50,749

                                                  $ 76,445      $ 50,906


Note:The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                            1998      1997      1998      1997
Revenues:
  Interest income on investment
     in Master Loan to affiliate          $    --    $  147   $ 1,069     $  236
  Reduction of provision for
     impairment loss                           --        78    27,586        588
  Interest income on investments              143       142       454        463
       Total revenues                         143       367    29,109      1,287

Expenses:
  General and administrative                  248        95       592        361
       Total expenses                         248        95       592        361

       Net income (loss)                  $  (105)   $  272   $28,517     $  926

Net income (loss) allocated
  to general partner (1%)                 $    (1)   $    3   $   285     $    9
Net income (loss) allocated
  to limited partners (99%)                  (104)      269    28,232        917
                                          $  (105)   $  272   $28,517     $  926

Net income per limited partnership unit   $  (.12)   $  .30   $ 31.05     $ 1.01

Operating distribution per limited
  partnership unit                        $    --    $   --   $    --     $ 1.08
Surplus distribution per limited
  partnership unit                           1.63        --      3.28       9.90
Distributions per limited
  partnership unit                        $  1.63    $   --   $  3.28     $10.98

                 See Accompanying Notes to Financial Statements


c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General    Limited
                                       Units       Partner    Partners    Total
Original capital contributions      912,182        $     1    $228,046   $228,047

Partners' capital (deficit) at
  December 31, 1996                 909,138        $  (560)   $ 55,026   $ 54,466

Net income for the nine months
  ended September 30, 1997               --              9         917        926

Distributions to partners                --            (10)     (9,982)    (9,992)

Partners' capital (deficit) at
  September 30, 1997                909,138        $  (561)   $ 45,961   $ 45,400

Partners' capital (deficit) at
  December 31, 1997                 909,134        $  (507)   $ 51,256   $ 50,749

Net income for the nine months
  ended September 30, 1998               --            285      28,232     28,517

Distributions to partners                --             --      (2,984)    (2,984)

Partners' capital (deficit) at
  September 30, 1998                909,134        $  (222)   $ 76,504   $ 76,282

                 See Accompanying Notes to Financial Statements

d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                           1998       1997
Cash flows from operating activities:
  Net income                                            $ 28,517    $   926
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Reduction of provision for impairment loss           (27,586)      (588)
    Change in accounts:
      Interest receivable on Master Loan                     634       (144)
      Other assets                                             6         (3)
      Accounts payable                                        (6)        23
      Other liabilities                                       12        (21)

         Net cash provided by operating activities         1,577        193

Cash flows from investing activities:
  Advances in master loan                                    --        (150)
  Principal receipts on Master Loan                           79        409

         Net cash provided by investing activities            79        259

Cash flows used in financing activities:
  Distributions to partners                               (2,984)    (9,992)

         Net cash used in financing activities            (2,984)    (9,992)

Net decrease in cash and cash equivalents                 (1,328)    (9,540)

Cash and cash equivalents at beginning of period          12,417     18,478

Cash and cash equivalents at end of period              $ 11,089    $ 8,938

                 See Accompanying Notes to Financial Statements


e)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                             For the Nine Months Ended
                                                   September 30,
                                                 1998         1997
                                                   (in thousands)

Reimbursements for services of affiliates
  (included in general and administrative
  expenses)                                       $226     $187

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

On October 30, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash. As a result of the October 1997 tender offer, an Insignia affiliate purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

On July 30, 1998, an Insignia affiliate commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $50 per Unit, net to the seller in cash. The tender offer was extended through November 16, 1998.

NOTE C - NET INVESTMENT IN MASTER LOAN

At September 30, 1998, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standard No. 114 ("SFAS 114") Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1998 and 1997, the Partnership recorded approximately $27,586,000 and $824,000, respectively, in income based upon an increase in the fair value of the collateral.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $27,586,000 reduction in the provision for impairment loss that was recognized during the nine months ended September 30, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cashflow from the collateral properties themselves as no amounts have been borrowed on the master loan or from other sources in the past few years. Based upon the consistent increase in net realizable value of the collateral properties the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the nine months ended September 30, 1998.

Approximately $1,069,000 and $236,000 for September 30, 1998 and 1997, respectively, was recorded as interest income on investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of approximately $634,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the first quarter of 1998 for interest income recognized in 1997. A cash payment of approximately $564,000 for the interest income recorded in the first quarter of 1998 was received during the second quarter of 1998. A cash payment of approximately $505,000 was received from CCEP/2 during the third quarter of 1998 for interest income recognized in the second quarter of 1998.

The principal balance of the Master Loan due to the Partnership totaled approximately $80,470,000 at September 30, 1998. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $16,704,000, and $16,457,000 for the nine months ended September 30, 1998, and 1997, respectively. At September 30, 1998 and December 31, 1997, such cumulative unrecognized interest totaled approximately $171,074,000 and $154,370,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $15,129,000 and $42,715,000 at September 30, 1998 and December 31, 1997, respectively.

During the first nine months of 1998, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $79,000.

NOTE D - CONTINGENCIES

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. Additional complaints were filed in November 1997 and July 1998 by PHC Construction against the Partnership, CCEP/2 and other defendants. Several of these lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for breach of contract, quantum meruit, promissory estoppel and constructive trust. On October 23, 1998 this lawsuit was settled for approximately $615,000. CCIP/2 was responsible for $61,000 of the settlement, and the settlement was paid on October 30, 1998.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

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

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of
California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect on the business, financial condition, or operations of the Partnership.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $11,089,000, were greater than the reserve requirement of approximately $7,008,000 at September 30, 1998.

NOTE F - DISTRIBUTION

In March and September of 1998, the Partnership distributed approximately $1,499,000 and $1,485,000, respectively, all to the limited partners ($1.65 and $1.63 per limited partnership unit). These distributions were from surplus funds as a result of the sale of one of the CCEP/2 properties late in 1997, which was passed up to the Partnership in 1997 as a reduction in principal of the Master Loan.

NOTE G - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Partnership's sole investment property was sold in 1996 and accordingly as of September 30, 1998, the Partnership has no real estate assets.

Results of Operations

The Partnership reported net (loss) income of approximately $(105,000) and $28,517,000, respectively, for the three and nine months ended September 30, 1998, as compared to net income of approximately $272,000 and $926,000, respectively for the three and nine months ended September 30, 1997. The increase in net income for the nine months ended September 30, 1998, is due to an increase in interest income on investment in Master Loan to affiliate and the reduction of provision for impairment loss. As discussed in "Item 1. Financial Statements Note C - Net Investment in Master Loan," the Partnership recorded interest income of approximately $1,069,000 and $236,000 and recorded a reduction of allowance for impairment loss of approximately $27,586,000 and $588,000 for September 30, 1998 and 1997, respectively. The increase in income recognized is due to an increase in the fair value of underlying collateral properties as a result of capital improvements and repairs performed over the last few years, changing market conditions and due to improved operations at such properties. Without giving effect to reduction of provision for impairment loss, the Partnership generated net income for the nine months ended September 30, 1998 of $931,000 as compared to $338,000 for the nine months ended September 30, 1997.

Partially offsetting the increase in revenues was an increase in general and administrative expenses as a result of an increase in legal fees. Legal fees increased due to the lawsuits discussed in "Part II, Item 1. Legal Proceedings".

The decrease in net income for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is attributable to the Partnership not receiving any interest income on investment in Master Loan to affiliate or recognizing a reduction of provision for impairment loss for the three month period ended September 30, 1998. In contrast, the Partnership received a total of $225,000 with respect to such income items for the comparable period in 1997. In addition, general and administrative expenses increased by $153,000 for the three months ended September 30, 1998 as compared to the comparable period in 1997 as a result of the increased legal fees described above.

Liquidity and Capital Resources

At September 30, 1998 the Partnership had cash and cash equivalents of approximately $11,089,000 as compared to approximately $8,938,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 was $1,328,000. The net decrease in cash and cash equivalents for the nine months ended September 30, 1997 was $9,540,000. Net cash provided by operating activities increased primarily due to the increase in net income as a result of an increase in interest income received on the Master
Loan as discussed above.   Net cash provided by investing activities decreased
due to a decrease in principal receipts on the Master Loan for the nine months ended September 30, 1998 as compared to September 30, 1997. Cash used in financing activities decreased due to a decrease in distributions paid to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. The Partnership made distributions totaling approximately $2,984,000 during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Partnership made a distribution of approximately $9,992,000. Future cash distributions will depend on CCEP/2's ability to make payments on account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $11,089,000, were greater than the reserve requirement of $7,008,000 as of September 30, 1998.

CCEP/2 Property Operations

For the nine months ended September 30, 1998, CCEP/2's net loss totaled approximately $16,661,000 on total revenues of approximately $14,470,000.
CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1998, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $17,773,000, $1,703,000 of which represents interest paid, and the remaining of which represents interest expense in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the nine months ended September 30, 1998, CCEP/2 made approximately $79,000 as principal payments on the Master Loan to the Partnership. This cash was received by CCEP/2 on certain investments which it holds. Such cash receipts are required to be transferred to the Partnership per the Agreement.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. Additional complaints were filed in November 1997 and July 1998 entitled PHC Construction Corporation v. Consolidated Capital Institutional Properties/2 et al by PHC Construction against the Partnership, CCEP/2 and other defendants. Several of these lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for breach of contract, quantum meruit, promissory estoppel and constructive trust. On October 23, 1998 this lawsuit was settled for approximately $615,000. CCIP/2 was responsible for $61,000 of the settlement, and the settlement was paid on October 30, 1998.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate of the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

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

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

            99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three and nine months ended September 30, 1998 and 1997.

      (b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                        By: CONCAP EQUITIES, INC.
                            Its General Partner


                        By: /s/ Patrick Foye
                            Patrick Foye
                            Executive Vice President


                       By:  /s/ Timothy R. Garrick
                            Timothy R. Garrick
                            Vice President - Accounting
                            (Duly Authorized Officer)


                        Date: November 12, 1998