Form 10-K
period 1998-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1999-03-31
CIK 719184

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

                  For the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore no aggregate market value can be determined.
                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

General

Consolidated Capital Institutional Properties/2 (the "Partnership") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for sale of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the General Partner) acquired CCEC's general partner interests in the Partnership and 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced tender offers for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash. As a result of the October 1997 tender offer, an affiliate of the General Partner purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $50 per Unit, net to the seller in cash. As a result of the July 1998 tender offer, an Insignia affiliate purchased 69,765.60 of the outstanding limited partner units of the Partnership during November 1998.

The Partnership's primary business and only industry segment is real estate related operations. See "Item 8. Financial Statements - Note I" for detailed disclosure of the Partnership's Segment Reporting. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former corporate general partner of the Partnership. See "Status of Master Loan" for a description of the loan and settlement of EP/2's bankruptcy. Through December 31, 1998, the Partnership advanced a total of approximately $183,470,000 to EP/2 and its successor under the Master Loan (as defined in "Status of the Master Loan"). As of December 31, 1998, the balance of the Master Loan, net of the allowance for possible losses, was approximately $51,485,000. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten
(10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns four (4) apartment buildings, and seven (7) office complexes which secure the Master Loan.

On September 12, 1996, the Partnership sold its sole investment property, North Park Plaza, to an unaffiliated purchaser. This property was acquired by the Partnership when it foreclosed on a defaulted loan. Net proceeds, after closing costs, were approximately $2,004,000. The disposition resulted in a loss of approximately $90,000.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents of the General Partner.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Segments
Segment data for the years ended December 31, 1998, 1997 and 1996 is included in "Item 8. Financial Statements _ Note I" and is an integral part of the Form 10-K.

ITEM 2.   PROPERTY

The Partnership's sole investment property, North Park Plaza, was sold in September 1996. As of December 31, 1997 and 1998, the Partnership has no real estate assets.

ITEM 3.   LEGAL PROCEEDINGS

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. Additional complaints were filed in November 1997 and July 1998 entitled PHC Construction Corporation v. Consolidated Capital Institutional Properties/2 et al by PHC Construction against the Partnership, CCEP/2 and other defendants. Several of these lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for breach of contract, quantum meruit, promissory estoppel and constructive trust. On October 23, 1998 this lawsuit was settled for $615,000. The Partnership was responsible for $61,000 of the settlement, and the settlement was paid on October 30, 1998 from reserves that were previously set up to fund the settlement.

In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate of the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim. The General Partner is unable to determine the costs associated with this claim at this time.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. IFGP CORPORATION C/O CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, ET AL. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner believes the claims to be without merit and intends to vigorously defend the claims. The General Partner is unable to determine the costs associated with this claim at this time.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units aggregating $227,800,000. The Partnership currently has 34,171 holders of record owning an aggregate of 909,134 Units. Affiliates of the General Partner owned 272,949 Units or 30.02% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In March and September of 1998, the Partnership distributed approximately $1,500,000 and $1,485,000, respectively, all to the limited partners ($1.65 and $1.63 per limited partnership unit). These distributions were from surplus funds as a result of the sale of one of the CCEP/2 properties late in 1997, which was passed up to the Partnership in 1997 as a reduction in principal of the Master Loan. In April 1997, the Partnership distributed approximately $9,992,000 to the partners. The limited partners received approximately $9,982,000 ($10.98 per limited partnership unit) and the General Partners received approximately $10,000. Of the total distribution amount, approximately $9,000,000 was from surplus funds as a result of the refinancing of the CCEP/2 properties. These funds were passed up to the Partnership as a reduction in principle of the Master Loan. These funds were distributed 100% to the limited partners. The remaining distribution amount of approximately $992,000 was from operations which is allocated based on 1% to the general partner and 99% to the limited partners. A subsequent distribution of $323,000 ($.36 per limited partnership unit) from surplus funds and approximately $4,177,000 ($4.55 per limited partnership unit) from operations was distributed to the Partners during January 1999. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if reserves equal to 5% of Net Invested Capital are not maintained.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."
STATEMENTS OF OPERATIONS
(in thousands, except unit data)


                                     FOR THE YEARS ENDED DECEMBER 31,

                             1998      1997       1996       1995       1994

Total Revenues             $ 15,367  $  6,755  $  2,070   $  4,065    $  4,357


Total Expenses                 (820)     (480)   (2,649)    (6,681)    (15,093)


Net income (loss)          $ 14,547  $  6,275  $   (579)  $ (2,616)   $(10,736)

Net income (loss) per

Limited Partnership Unit:

   Net income (loss)       $  15.84  $   6.83  $   (.63)  $  (2.85)   $ (11.69)

Distributions per Limited

   Partnership Unit        $   3.28  $  10.98  $     --   $   3.27    $     --

Limited Partnership Units

   outstanding              909,134   909,134   909,138    909,138     909,145



                                                AS OF DECEMBER 31,

BALANCE SHEETS                      1998     1997     1996     1995     1994

(in thousands)


Total assets                      $62,466  $50,906  $54,636  $55,494  $ 61,073


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1998 Compared with 1997

The Partnership reported net income of approximately $14,547,000 and $6,275,000 for the years ended December 31, 1998 and 1997, respectively. The increase in net income is due to an increase in total revenues which was slightly offset by an increase in expenses. The increase in revenue is due primarily to the reduction of provision for impairment loss and to a lesser extent an increase in interest income on net investment in Master Loan to affiliate. As discussed in "Item 8. Note C - Net Investment in Master Loan," the Partnership recorded interest income of approximately $1,200,000 and $870,000 and recorded a reduction of allowance for impairment loss of approximately $13,586,000 and $5,328,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for impairment loss was reduced because the fair value of the collateral properties underlying the Master Loan was increased as a result of capital improvements and repairs performed over the last few years, changing market conditions and improved operations at such properties which include increased occupancy rates. (See table and comments below for details of the
average annual occupancy and rental rates for 1998, 1997 and 1996.)   Without
giving effect to the reduction of provision for impairment loss, the Partnership generated net income for the year ended December 31, 1998 of $961,000 as compared to $947,000 for the year ended December 31, 1997. Expenses increased due to an increase in general and administrative expenses resulting from increased legal fees. Legal fees increased due to the lawsuits discussed in "Item 3. Legal Proceedings".

                  1998 Average Annual1997 Average Annual1996 Average Annual

                              Rental            Rental             Rental
                   Occupancy   Rate  Occupancy   Rate   Occupancy   Rate
RESIDENTIAL
Canyon Crest          96 %    $8,776    96 %    $ 8,485   95 %    $8,100
Highcrest Townhomes   95 %    10,298    95 %     9,789    94 %    9,559
Windemere             95 %     7,106    95 %     6,583    94 %    5,985
Village Brooke        88 %     7,700    90 %     7,324    89 %    7,116

COMMERCIAL (1)
Lahser Center I       96 %     14.10    96 %     13.80    87 %    12.06
Lahser Center II      95 %     13.49   100 %     13.33    100 %   13.64
Crescent Centre       97 %     12.42    86 %     12.76    93 %    10.91
Richmond Plaza        85 %     12.58    89 %     11.68    90 %    11.40
Town Center Plaza     90 %     13.98    75 %     12.90    71 %    13.43
Central Park Plaza    96 %     15.02    97 %     14.68    95 %    12.68
Civic Center          98 %     14.65    95 %     13.82    90 %    13.66

(1)  Commercial average annual rental rate is per square foot.

The General Partner attributes the increase in the net realizable value of the collateral properties securing the Master Loan, with the exception of Richmond Plaza, to an increase in occupancy and/or average rental rates as presented in the table above. The increase in occupancy at the properties is attributable to approximately $9,721,000 of combined capital improvements that have been made to most of the properties over the past few years. These improvements were funded from the various properties' operations and cash flows as the advances from the Partnership to CCEP/2 for operating needs total approximately $1,150,000 for 1998, 1997 and 1996. The underlying asset values of the properties support the net reduction in the allowance for impairment loss of $13,586,000 recorded during 1998. During the fourth quarter of 1998, the Partnership recorded a $14,000,000 increase in the allowance for impairment loss due to the continuing evaluation of the collateral properties resulting from appraisals received during February 1999 on several of the collateral properties and additional information received concerning Richmond Plaza. Richmond Plaza is not suitable for multi-use tenants. In order for the property to service multi-use tenants extensive capital improvements would be needed to be made to the property.
At the current time such improvements are not intended to be made and accordingly this fact along with the decrease in occupancy at Richmond
Plaza contributes to the decrease in the underlying value of this asset partially offsetting the increases in the underlying value of the other properties.

1997 Compared with 1996

The Partnership's net income for the year ended December 31, 1997, was approximately $6,275,000 versus a net loss of approximately $579,000 for the year ended December 31, 1996. The increase in net income is primarily attributable to an increase in revenues and to a lesser extent a decrease in expenses. Revenue increased primarily has a result of the reduction of provision for impairment loss and to a lesser extent the increase in income recognized on the Master Loan and an increase in interest income all of which was offset by the lack of any rental income in 1997. As discussed in "Item 8. Note C - Net Investment in Master Loan," the Partnership recorded interest income from investment on Master Loan to affiliate of approximately $870,000 for the year ended December 31, 1997 and none for the year ended December 31, 1996. In addition a reduction of allowance for impairment loss of approximately $5,328,000 for the year ended December 31, 1997 as compared to $362,000 for the year ended December 31, 1996 was recognized. The reduction in allowance for impairment loss recognized is due to the increase in fair value of the collateral properties underlying the Master Loan and improved operations at such properties. Interest income on investments increased due to an increase in cash balances and higher yields on those investments. Expenses decreased due to the fact that the Partnership had no expenses in 1997 other than general and administrative expenses which decreased due to a decrease in reimbursements to affiliates and professional fees.

On September 12, 1996, the Partnership sold North Park Plaza to an unaffiliated party. The property was sold in an effort to maximize the Partnership's return on its investment. The Partnership received net proceeds of approximately $2,004,000 after payment of closing costs. This disposition resulted in a loss of approximately $90,000.

Liquidity and Capital Resources

At December 31, 1998 the Registrant had cash and cash equivalents of approximately $10,969,000 as compared to approximately $12,417,000 at December 31, 1997. The net decrease in cash and cash equivalents is due to $65,000 of cash used in investing activities and $2,985,000 of cash used in financing activities which was partially offset by $1,602,000 of cash provided by operating activities. Cash used in investing activities consisted of advances on the Master Loan which was partially offset by principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners.

At December 31, 1997, the Registrant had cash and cash equivalents of approximately $12,417,000 versus approximately $18,478,000 at December 31, 1996. The decrease in cash and cash equivalents is due to $9,992,000 of cash used in financing activities which was offset by $313,000 of cash provided by operating activities and $3,618,000 of cash provided by investing activities. Cash provided by investing activities consisted of advances and principal receipts on the Master Loan which was partially offset by advances on the Master Loan. Cash used in financing activities consisted of distributions to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. The Partnership made distributions totaling approximately $2,985,000 ($3.28 per limited partnership unit) during the twelve months ended December 31, 1998. During the twelve months ended December 31, 1997, the Partnership made a distribution of approximately $9,992,000 ($10.98 per limited partnership unit). There were no distributions made during the year ended December 31, 1996. During January 1999, the Partnership made a distribution of approximately $4,500,000. Future cash distributions will depend on CCEP/2's ability to make payments on account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $10,969,000, were greater than the reserve requirement of approximately $7,007,000 at December 31, 1998.

CCEP/2 Property Operations

CCEP/2 had a net loss of approximately $22,613,000 for the year ended December 31, 1998, versus a net loss of approximately $19,882,000 for the year ended December 31, 1997. This increase in net loss was primarily due to the gain on sale of property in 1997. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1998, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of $23,809,000. Approximately $1,200,000 of required cash flow payments were made to CCIP/2 during 1998 and classified as interest income. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and non cash charges for depreciation.

The Partnership invested approximately $220,000 in CCEP/2 during 1998 as advances under the Master Loan. This money was used by CCEP/2 to fund its portion of the payment for the settlement of the PHC Construction Corporation lawsuit as discussed in "Item 3. Legal Proceedings". During the year ended December 31, 1998, the Partnership received approximately $155,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

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

On November 13, 1996, CCEP/2 was successful in obtaining financing on Canyon Crest, Highcrest Townhomes, and Windmere. Gross proceeds from the financing were $9,000,000. The mortgage notes encumbering the properties carry a stated interest rate of 7.33% with balloon payments due on November 1, 2003.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.
The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7A.  MARKET RISK FACTORS.

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans.

Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditor for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Loan. See "Item 8. Financial Statements and Supplementary Data _ Note C" for further information.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Balance Sheets as of December 31, 1998 and 1997

Statements of Operations for the Years Ended December 31,
 1998, 1997 and 1996

Statements of Changes in Partners' Capital (Deficit) for the Years
 Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the Years Ended December 31,
 1998, 1997 and 1996

Notes to Financial Statements
               Report of Ernst & Young LLP, Independent Auditors


The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 31, 1999

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS
                        (in thousands, except unit data)





                                                           DECEMBER 31,

                                                        1998         1997

Assets

   Cash and cash equivalents                        $ 10,969     $ 12,417

   Interest receivable on Master Loan                     --          634

   Other assets                                           12           21


   Investment in Master Loan to affiliate             80,614       80,549

      Less: Allowance for impairment loss            (29,129)     (42,715)

                                                      51,485       37,834


                                                    $ 62,466     $ 50,906


Liabilities and Partners' Capital (Deficit)


Liabilities

   Accounts payable                                 $     --     $      6

   Other liabilities                                      14           10

   Distributions payable                                 141          141

                                                         155          157


Partners' Capital (Deficit)

  General Partner                                       (362)        (507)

  Limited Partners - (909,134 outstanding at

     December 31, 1998 and 1997.)                     62,673       51,256

                                                      62,311       50,749


                                                    $ 62,466     $ 50,906

                 See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                               FOR THE YEARS ENDED DECEMBER 31,

                                                       1998     1997     1996

Revenues:

   Rental income                                    $    --   $    --  $ 1,188

   Interest income on net investment

      in Master Loan to affiliate                     1,200       870       --

   Reduction of provision for impairment loss        13,586     5,328      362

   Interest income on investments                       581       557      498

   Other income                                          --        --       22


      Total revenues                                 15,367     6,755    2,070


Expenses:

   Operating                                             --        --    1,410

   General and administrative                           820       480      593

   Depreciation                                          --        --      442

   Property taxes                                        --        --      114

   Loss on sale of property                              --        --       90


      Total expenses                                    820       480    2,649


      Net income (loss)                             $14,547   $ 6,275  $  (579)


Net income (loss) allocated to general partner (1%) $   145   $    63  $    (6)

Net income (loss) allocated to limited

 partners (99%)                                      14,402     6,212     (573)

                                                    $14,547   $ 6,275  $  (579)


Net income (loss) per Limited Partnership Unit      $ 15.84   $  6.83  $ (0.63)


Distribution per Limited Partnership Unit           $  3.28   $ 10.98  $    --

                 See Accompanying Notes to Financial Statements
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                                                      TOTAL

                                     LIMITED                         PARTNERS

                                   PARTNERSHIP GENERAL    LIMITED    CAPITAL

                                      UNITS    PARTNERS  PARTNERS   (DEFICIT)


Original capital contributions        912,182  $     1  $228,046    $228,047


Partners' capital (deficit) at

 December 31, 1995                    909,138  $  (554) $ 55,599    $ 55,045


Net loss for the year ended

 December 31, 1996                                  (6)     (573)       (579)


Partners' capital (deficit) at

 December 31, 1996                    909,138     (560)   55,026      54,466

Distributions to partners                          (10)   (9,982)     (9,992)


Net income for the year ended

  December 31, 1997                                 63     6,212       6,275


Partners' capital (deficit) at

  December 31, 1997                   909,134     (507)   51,256      50,749


Distributions to partners                  --       --    (2,985)     (2,985)


Net income for the year ended

 December 31, 1998                         --      145    14,402      14,547


Partners capital (deficit) at

 December 31, 1998                    909,134  $  (362) $ 62,673    $ 62,311

                 See Accompanying Notes to Financial Statements
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                               FOR THE YEARS ENDED DECEMBER 31,

                                                     1998      1997     1996

Cash flows from operating activities:

Net income (loss)                                  $ 14,547 $  6,275  $   (579)

Adjustments to reconcile net income (loss) to net

cash provided by (used in) operating activities:

  Depreciation                                           --       --       442

  Amortization of lease commissions                      --       --        43

  Reduction of provision for impairment loss        (13,586)  (5,328)     (362)

  Loss on sale of investment property                    --       --        90

  Changes in accounts:

      Interest receivable on Master Loan                634     (634)       --

      Receivables and deposits                           --       --       162

      Other assets                                        9       13        78

      Accounts payable                                   (6)       6      (102)

      Tenant security deposit liabilities                --       --         3

      Other liabilities                                   4      (19)       (5)

      Accrued property taxes                             --       --       (44)


         Net cash provided by (used in)

           operating activities                       1,602      313      (274)


Cash flows from investing activities:

  Property improvements and replacements                 --       --      (132)

  Advances on Master Loan                              (220)    (150)   (1,000)

  Principal receipts on Master Loan                     155    3,768     8,604

  Proceeds from sale of investment property              --       --     2,004


         Net cash (used in) provided by

           investing activities                         (65)   3,618     9,476


Cash flows from financing activities:

  Distributions to partners                          (2,985)  (9,992)       --


         Net cash used in financing

           activities                                (2,985)  (9,992)       --

Net (decrease) increase in cash and

  cash equivalents                                   (1,448)  (6,061)    9,202


Cash and cash equivalents at beginning

  of period                                          12,417   18,478     9,276


Cash and cash equivalents at end of period         $ 10,969 $ 12,417  $ 18,478

                 See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California limited partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by Equity Partners/Two, ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. Through December 31, 1998 the Partnership had advanced approximately $183,470,000 under the Master Loan.

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B _ Transfer of Control." The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership commenced operations on July 22, 1983. The Partnership's sole investment property, North Park Plaza, was sold in September 1996. The Partnership was formed for the benefit of its Limited Partners to lend funds to Equity Partners/Two ("EP/2").

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

Advertising: The Partnership expenses the costs of advertising as incurred. The amounts incurred for 1998, 1997, and 1996 did not have a material effect on the financial statements.

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

Investments: The General Partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Presently, all of the Partnership's investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partner's capital. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-


temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

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

Partners' Capital (Deficit): The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. "Distributable Cash from Operations," as defined in the Partnership Agreement, is to be allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of surplus funds are to be allocated 100% to the Limited Partners.


Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,134 in 1998 and 1997 and 909,138 Units outstanding in 1996.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments. The carrying amount of the Partnership's net investment in the master loan approximates fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

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



Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for disclosure.

Reclassifications: Certain reclassifications have been made to the 1997 and 1996 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


NOTE C - NET INVESTMENT IN MASTER LOAN

At December 31, 1998, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114") Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 1998, 1997 and 1996, the Partnership recorded approximately $13,586,000, $5,328,000, and $362,000, respectively, in income based upon an increase in the fair value of the collateral.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. During the fourth quarter of 1998, the Partnership recorded a $14,000,000 increase in the allowance for impairment loss due to the continuing evaluation of the collateral properties resulting from appraisals received during February 1999 on several of the collateral properties and additional information received concerning
Richmond Plaza. The approximate $13,586,000 reduction in the provision for impairment loss that was recognized during the year ended December 31, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as the total amount borrowed on the master loan or from other sources in the past few years for this purpose totals $1,150,000. Based upon the consistent increase in net realizable value of the collateral properties the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the year ended December 31, 1998.

Approximately $1,200,000, $870,000, and $0 for the years ended December 31, 1998, 1997, and 1996, respectively, was recorded as interest income on investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of approximately $634,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the first quarter of 1998 for interest income recognized in 1997. A cash payment of approximately $564,000 for the interest income recorded in the first quarter of 1998 was received during the second quarter of 1998. A cash payment of approximately $505,000 was received from CCEP/2 during the third quarter of 1998 for interest income recognized in the second quarter of 1998. A cash payment of approximately $131,000 was received from CCEP/2 during the fourth quarter for interest income recognized in the fourth quarter of 1998.

The principal balance of the Master Loan due to the Partnership totaled approximately $80,614,000 and $80,549,000 at December 31, 1998 and 1997,
respectively. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $22,609,000, $21,070,000, and $20,600,000 for the years ended
December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, such cumulative unrecognized interest totaled approximately $176,979,000 and $154,370,000 was not included in the balance of the investment in Master Loan.


The allowance for possible losses totaled approximately $29,129,000 and $42,715,000 at December 31, 1998 and 1997, respectively.

During the year ended December 31, 1998, an advance of $220,000 was made to CCEP/2 as an advance on the Master Loan. During the year ended December 31, 1997, an advance of $150,000 was made to CCEP/2 as an advance on the Master Loan. CCEP/2 has approximately $32,619,000 in liens on the collateral that are superior to the Master Loan.

The investment in Master Loan consists of the following:


                                                        AS OF DECEMBER 31,

                                                         1998        1997

                                                          (in thousands)

   Master Loan funds advanced, at

      beginning of year                               $ 80,549      $ 84,167

   Advances on Master Loan                                 220           150

   Principal receipts on Master Loan                      (155)       (3,768)

   Master Loan funds advanced, at

      end of year                                     $ 80,614      $ 80,549


The allowance for impairment loss on Master Loan to affiliates consists of the following:



                                                   AS OF DECEMBER 31,

                                              1998        1997        1996

                                                     (in thousands)

Allowance for impairment loss on Master

 Loan to affiliates, beginning of year     $ 42,715    $ 48,043    $ 48,405

Reduction of provision for impairment loss  (13,586)     (5,328)       (362)


Allowance for impairment loss on Master

 Loan to affiliates, end of year           $ 29,129    $ 42,715    $ 48,043


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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES



The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below only for the year ended December 31, 1996, as the Partnership's sole investment property was sold in 1996. The General Partner and its affiliates received fees as reflected in the following table:


                                             FOR THE YEARS ENDED DECEMBER 31,

                                               1998        1997        1996

                                                        (in thousands)

 Property management fees (included in

   operating expenses)                        $ --        $ --        $  63


The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:



                                              FOR THE YEARS ENDED DECEMBER 31,

                                                  1998        1997      1996

                                                       (in thousands)

 Reimbursements for services of affiliates

   (included in operating and general and

   administrative expenses)                    $ 226       $ 278        $317

 Leasing commissions                              --           --          23


An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $226,000, $278,000, and $317,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced tender offers for limited partnership interests in these Partnerships.


The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash. As a result of the October 1997 tender offer, an Insignia affiliate purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $50 per Unit, net to the seller in cash. As a result of the July 1998 tender offer, the Purchaser purchased 69,765.6 of the outstanding limited partner units of the Partnership during November 1998.

As a result of the above purchases, AIMCO currently owns, through its affiliates a total of 272,949 units or 30.02%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

NOTE E - CONTINGENCIES

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. Additional complaints were filed in November 1997 and July 1998 by PHC Construction against the Partnership, CCEP/2 and other defendants. Several of these lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for breach of contract, quantum meruit, promissory estoppel and constructive trust. On October 23, 1998 this lawsuit was settled for $615,000. The Partnership was responsible for $61,000 of the settlement, and the settlement was paid on October 30, 1998.



In January 1998, a limited partner of the Partnership commenced an arbitration proceeding against an affiliate of the General Partner claiming that the affiliate had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claim to be without merit and intends to vigorously defend the claim.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company.

The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.




In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. IFGP CORPORATION C/O CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, ET AL. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner believes the claims to be without merit and intends to vigorously defend the claims. The General Partner is unable to determine the costs associated with this claim at this time.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE F _ COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital,



as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $10,969,000, were greater than the reserve requirement of approximately $7,007,000 at December 31, 1998.

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


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE H - REAL ESTATE AND ACCUMULATED DEPRECIATION

The Partnership sold its sole real estate property, North Park Plaza, in September 1996. The following table presents a reconciliation of real estate and accumulated depreciation for the year ended December 31, 1996:


                                                     Year ended

                                                    December 31,

                                                        1996

                                                   (in thousands)

REAL ESTATE:

Balance, real estate at beginning of year           $  6,156

 Additions                                               132

 Sale of Investment Property                          (6,288)

 Write-downs                                              --

Balance, real estate at end of year                 $     --


ACCUMULATED DEPRECIATION:



Accumulated depreciation of real estate

    at beginning of year                            $  4,138

  Depreciation of real estate                            442

  Accumulated depreciation on

    real estate sale                                  (4,580)

Accumulated depreciation of real estate

    at end of year                                  $     --


NOTE I _ SEGMENT REPORTING

As defined by SFAS. No. 131, Disclosures about Segments of an Enterprise and Related Information, the Partnership has only one reportable segment for the years ended December 31, 1998 and 1997, that of income and expenses associated with the Partnership's purpose to loan funds to CCEP/2. For the year ended December 31, 1996 the Partnership had an additional reportable segment: commercial property. This segment consisted of one commercial complex located in the United States.

The Partnership evaluates performance of its loan segment and commercial segment based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segments are business units that offer different products and services.


Segment information is not presented for 1998 and 1997 as the Partnership's only segment is presented in the statement of operations. Segment information for the year 1996 is shown in the table below.




               1996                     LOAN       COMMERCIAL     TOTALS

Rental income                         $   --        $ 1,188      $ 1,188
Interest income on investments           496              2          498
Other income                              --             22           22
General and administrative expense       593             --          593
Depreciation                              --            442          442
Loss on sale of property                  --             90           90
Reduction of provision for
impairment loss                          362             --          362
Segment profit (loss)                    265           (844)        (579)
Total assets                          54,608             28       54,636
Capital expenditures for
 investment property                      --            132          132

NOTE J - PARTNER TAX INFORMATION

The following is a reconciliation between net income (loss) as reported in the consolidated financial statements and federal taxable (loss) income allocated to the partners in the Partnership's information return for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per unit data):


                                                 1998        1997        1996

Net income (loss) as reported                 $14,547     $ 6,275    $   (579)

Add (deduct):



Deferred revenue and other liabilities             --          --        (24)

Depreciation differences                           --          --        143

Accrued expenses                                    4         (19)        22

Interest income                                (1,200)       (870)        --

Valuation allowances                          (13,586)     (5,328)      (362)

Gain (loss) on disposition/foreclosure             --          --     (10,160)

Other                                              36          --         --


Federal taxable (loss) income                 $  (199)    $    58    $(10,960)


Federal taxable (loss) income per

limited partnership unit                      $  (.22)    $   .06    $ (11.93)



The tax basis of the Partnership's assets and liabilities is approximately $80,013,000 greater than the assets and liabilities as reported in the financial statements at December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with Ernst & Young LLP regarding the 1998, 1997 and 1996 audits of the Partnership's financial statements.



                                    PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE PARTNERSHIP.

The Registrant has no officers or directors. The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, their ages and the nature of all positions with CEI presently held by them are as follows:

        NAME            Age                      Position

Patrick J. Foye         41    Executive Vice President and Director

Timothy R. Garrick      42    Vice President _ Accounting and Director


Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.



Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

The director and officers of the General Partner did not receive any renumeration from the Registrant.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                        Number

 Entity                                of Units          Percentage

 Reedy River Properties LLC

   (an affiliate of AIMCO)             168,736.5          18.56%

 Insignia Properties LP                 16,769.9          1.845%

   (an affiliate of AIMCO)

 AIMCO Properties LP                    17,677.1          1.944%

   (an affiliate of AIMCO)

 Cooper River Properties, LLC

   (an affiliate of AIMCO)               69,765.6          7.67%


Reedy River Properties LLC, Insignia Properties LP, AIMCO Properties LP, and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. The business address for Reedy River Properties LLC, Insignia Properties LP, and Cooper River Properties LLC is 55 Beattie Place, Greenville, SC 29602. The



business address for AIMCO Properties LP is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

Neither CEI nor the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 30.02% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.





ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor its director, officers or associates, or any associates of any of them has had any interest in any other transaction to which the Partnership is a party.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership paid property management fees based upon collected gross rental revenues for property management services as noted below only for the year ended December 31, 1996 as the Partnership's sole investment property was sold in 1996. The General Partner and its affiliates received fees as reflected in the following table:


                                             FOR THE YEARS ENDED DECEMBER 31,

                                                      (in thousands)

                                               1998       1997       1996

 Property management fees (included in

   operating expenses)                        $ --       $ --       $ 63


The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of



Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                             FOR THE YEARS ENDED DECEMBER 31,

                                                1998       1997        1996

                                                      (in thousands)

 Reimbursements for services of affiliates

   (included in operating and general and

   administrative expenses)                     $226         $278      $317

 Leasing commissions                              --           --        23


An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $226,000, $278,000, and $317,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.



On October 30, 1997, an affiliate of the General Partner ("the Purchaser") commenced tender offers for limited partnership interests in these Partnerships. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash. As a result of the October 1997 tender offer, an Insignia affiliate purchased 164,940.99 of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $50 per Unit, net to the seller in cash. As a result of the July 1998 tender offer, the Purchaser purchased 69,765.6 of the outstanding limited partner units of the Partnership during November 1998.

As a result of the above purchases, AIMCO currently owns, through its affiliates a total of 272,949 units or 30.02%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

    1.   Financial Statements

       Balance Sheets as of December 31, 1998 and 1997

       Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996

       Statements of Partners' Capital (Deficit) for the Years
         Ended December 31, 1998, 1997 and 1996

       Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996

       Notes to Financial Statements

    2.   Schedules

All other schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

    3.   Exhibits:


     See Exhibit Index contained herein.

(b) Reports on Form 8-K dated in the fourth quarter of fiscal year 1998:

    Current Report on Form 8-K dated on October 1, 1998 and filed on October 16, 1998 disclosing the change in control of Registrant from Insignia Financial Group to AIMCO.


                                   SIGNATURES


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


                              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                              By: CONCAP EQUITIES, INC.
                                 Its General Partner,


                              By: /s/ Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President


                              By: /s/ Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting


                              Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/ Patrick J. Foye                    Date:  March 31, 1999
Patrick J. Foye
Executive Vice President
and Director

/s/ Timothy R. Garrick                 Date:  March 31, 1999
Timothy R. Garrick
Vice President - Accounting
and Director





                               INDEX TO EXHIBITS


 Exhibit          DESCRIPTION

 2.1 Agreement and Plan of Merger, dated as of October 1, 1998 between AIMCO and IPT.

 3         Certificates of Limited Partnership, as amended to date.

10.1 Amended Loan Agreement dated November 15, 1990 (the "Effective Date"), by and between the Partnership and EP/2 (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Annual Report").

10.2 Assumption Agreement as of the Effective Date, by and between EP/2 and CCEP/2 (Incorporated by reference to the 1990 Annual Report).

10.3 Assignment of Claims as of the Effective Date, by and between the Partnership and EP/2. (Incorporated by reference to the 1990 Annual Report).

10.4 Assignment of Partnership Interests in CC Office Associates and Broad and Locust Associates dated November 16, 1990 (the effective date), by and between EP/2 and CCEP/2 (Incorporated by reference to the 1990 Annual Report).



10.5 Property Management Agreement No. 113 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.6 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.7 Assignment and Assumption dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.8 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.9 Assignment and Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.10 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).




10.11 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.12 Assignment and Assumption Agreement Investor Services Agreement) dated October 23, 1990 by and between CCEC and ConCap Services Company.

10.13 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.14 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990) (Incorporated by reference to the 1990 Annual Report).

10.15 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.16 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services



           Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.17 Property Management Agreement No. 501 dated February 16, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

10.18 Property Management Agreement No. 412 dated May 13, 1993, by and between Consolidated Capital Equity Partners/Two L.P. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.19 Assignment and Assumption Agreement (Property Management Agreement No. 412) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.20 Assignment and Agreement as to Certain Property Management Services dated May 13, 1993, by and between Coventry Properties, Inc. and
           Partnership Services, Inc.   (Incorporated by reference to the
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1993).

10.21 Property Management Agreement No. 413 dated May 13, 1993, by and between Consolidated Equity Partners/Two L.P. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).




10.22 Assignment and Assumption Agreement (Property Management Agreement No. 413) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.23 Assignment and Agreement as to Certain Property Management Services dated May 13,1993, by and between Coventry Properties, Inc. and
           Partnership Services, Inc.   (Incorporated by reference to the
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1993).

10.24 Contract for sale of real estate for North Park Plaza dated September 12, 1996, between Consolidated Capital Institutional Properties/2, a California limited partnership and North Park Southfield, L.L.C., a Michigan limited liability company.

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K).

16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

27 Financial Data Schedule containing summary financial information extracted from the balance sheet and statement of operations which is qualified in its entirety by reference to such financial statements.

28.1 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

99.1 Consolidated Capital Equity Partners/Two, L.P., audited financial statements for the years ended December 31, 1998 and 1997.