Form 10-Q
period 1999-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1999-05-17
CIK 719184

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period             to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No    .

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEET
                        (in thousands, except unit data)


                                              March 31,  December 31,

                                                 1999        1998

                                             (Unaudited)

Assets

  Cash and cash equivalents                    $  7,367   $ 10,969

  Interest receivable on Master Loan                130         --

  Other assets                                       11         12


  Investment in Master Loan to affiliate         79,540     80,614

      Less:  Allowance for impairment loss      (29,129)   (29,129)

                                                 50,411     51,485


                                               $ 57,919   $ 62,466


Liabilities and Partners' Capital (Deficit)


Liabilities

  Other liabilities                            $     48   $     14

  Distributions payable                             141        141

                                                    189        155

Partners' Capital (Deficit)

  General partner                                  (405)      (362)

  Limited partners (909,134 units outstanding

     at March 31, 1999 and December 31, 1998)    58,135     62,673

                                                 57,730     62,311


                                               $ 57,919   $ 62,466


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended

                                                            March 31,

                                                         1999      1998

Revenues:

  Interest income on investment

     in Master Loan to affiliate                        $   --    $  643

  Reduction of provision for impairment loss                --       586

  Interest income on investments                            40       174

       Total revenues                                       40     1,403


Expenses:

  General and administrative                               125       167

       Total expenses                                      125       167

Net (loss) income                                       $  (85)   $1,236


Net (loss) income allocated to general partner (1%)     $   (1)   $   12

Net (loss) income allocated to limited partners (99%)      (84)    1,224


                                                        $  (85)   $1,236


Net (loss) income per limited partnership unit          $(0.09)   $ 1.35


Distribution per limited partnership unit               $ 4.90    $ 1.65


                 See Accompanying Notes to Financial Statements
c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)





                                  Limited

                                Partnership   General    Limited

                                   Units      Partner    Partners     Total


Original capital contributions    912,182    $      1    $228,046   $228,047


Partners' capital (deficit) at

  December 31, 1997               909,134    $   (507)  $ 51,256    $ 50,749


Net income for the three months

  ended March 31, 1998                 --          12      1,224       1,236


Distributions to partners              --          --     (1,499)     (1,499)

Partners' capital (deficit) at

  March 31, 1998                  909,134    $   (495)  $ 50,981    $ 50,486


Partners' capital (deficit) at

  December 31, 1998               909,134    $   (362)  $ 62,673    $ 62,311


Net loss for the three months

  ended March 31, 1999                 --          (1)       (84)        (85)


Distributions to partners              --         (42)    (4,454)     (4,496)


Partners' capital (deficit) at

  March 31, 1999                  909,134    $   (405)  $ 58,135    $ 57,730


                 See Accompanying Notes to Financial Statements

d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)





                                                     Three Months Ended

                                                          March 31,

                                                       1999      1998

Cash flows from operating activities:

  Net (loss) income                                 $   (85)   $ 1,236

  Adjustments to reconcile net (loss) income to

     net cash (used in) provided by

     operating activities:

    Reduction of provision for impairment loss           --       (586)

    Change in accounts:

      Interest receivable on Master Loan               (130)        (9)

      Other assets                                        1         10

      Accounts payable                                   --         (6)

      Other liabilities                                  34         (2)


         Net cash (used in) provided by operating

            activities                                 (180)       643


Cash flows from investing activities:

  Principal receipts on Master Loan                   1,074         --


         Net cash provided by investing activities    1,074         --


Cash flows from financing activities:

      Distributions to partners                      (4,496)    (1,499)


         Net cash used in financing activities       (4,496)    (1,499)


Net decrease in cash and cash equivalents            (3,602)      (856)


Cash and cash equivalents at beginning of period     10,969     12,417


Cash and cash equivalents at end of period          $ 7,367    $11,561


                 See Accompanying Notes to Financial Statements



                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Concap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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


                                             For the Three Months
                                                    Ended

                                                  March 31,

                                               1999        1998

                                                (in thousands)

Reimbursements for services of affiliates

  (included in general and administrative

  expenses)                                     $ 77       $ 72



An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $77,000, and $72,000 for the three months ended March 31, 1999 and 1998, respectively.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced tender offers for limited partnership interests in these Partnerships. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash. As a result of the October 1997 tender offer, an Insignia affiliate purchased 164,940.99 or 18.14% of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

NOTE D - NET INVESTMENT IN MASTER LOAN

At March 31, 1999, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standard No. 114 ("SFAS 114") Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 1998, the Partnership recorded approximately $586,000 in income based upon an increase in the fair value of the collateral. For the three months ended March 31, 1999 there was no change in the fair value of the collateral and accordingly no income was recognized.

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The General Partner evaluates the net realizable value of the collateral on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as the total amount borrowed on the master loan or from other sources in the past few years for this totals $1,150,000.

Approximately $643,000 for the three months ended March 31, 1998, was recorded as interest income on Investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of approximately $634,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the first quarter of 1998 for interest income recognized in 1997. A cash payment of approximately $564,000 for the interest income recorded in the first quarter of 1998 was received during the second quarter of 1998. There was no interest income recognized on investment in Master Loan for the three months ended March 31, 1999.

The principal balance of the Master Loan due to the Partnership totaled approximately $79,540,000 at March 31, 1999. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $6,493,000, and $5,212,000 for the three months ended March 31, 1999, and 1998, respectively. At March 31, 1999 and December 31, 1998, such cumulative unrecognized interest totaled approximately $183,472,000 and $176,979,000 and was not included in the balance of the Investment in Master Loan. The allowance for possible losses totaled approximately $29,129,000 at both March 31, 1999 and December 31, 1998, respectively.

During the first three months of 1999, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $1,074,000.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $7,367,000, were greater than the reserve requirement of approximately $6,991,000 for the three months ended March 31, 1999.

NOTE F - DISTRIBUTION

The Partnership distributed approximately $4,173,000 from operations (approximately $4.54 per limited partnership unit) and $323,000 of surplus cash (approximately $0.36 per limited partnership unit) for the three months ended March 31, 1999.

The Partnership distributed approximately $1,499,000 from surplus cash (approximately $1.65 per limited partnership unit) for the three months ended March 31, 1998.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue

The Partnership has only one reportable segment for the three months ended March 31, 1999 and 1998, that of income and expenses associated with the Partnership's purpose to loan funds to CCEP/2.

Measurement of segment profit or loss

The Partnership evaluates performance of its loan segment based on net income. The accounting policies of the reportable segment is the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprises reportable segment

Segment information is not presented for the three months ended March 31, 1999 and 1998 as the Partnership's only segment is presented in the statement of operations.

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. IFGP CORPORATION C/O CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, ET AL. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for settlement costs. These costs were
paid during April 1999.   The expense will not have a material effect on the
Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Results of Operations

The Partnership realized a net loss of approximately $85,000 for the three months ended March 31, 1999 as compared to net income of $1,236,000 for the three months ended March 31, 1998. The decrease in net income is due to the fact that there was no interest income on Investment in Master Loan to affiliate and no reduction of provision for impairment loss during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As discussed in "Item 1. Financial Statements, Note D - Net Investment in Master Loan," the Partnership recorded interest income of approximately $643,000 and recorded a reduction of allowance for impairment loss of approximately $586,000 for March 31, 1998. No interest income on the Master Loan or reduction of allowance for impairment loss was recorded for the three months ended March 31, 1999. Interest income on investments also decreased due to a reduction in the cash balance in interest-bearing money market accounts.

The decrease in net income was partially offset by a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to a decrease in costs of communications with investors for the three months ended March 31, 1999.

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $7,367,000 as compared to approximately $11,561,000 at March 31, 1998. Cash and cash equivalents decreased approximately $3,602,000 for the three months ended March 31, 1999 from the Partnership's year end, primarily due to approximately $4,496,000 of cash used in financing activities and approximately $180,000 of cash used in operating activities, which was partially offset by approximately $1,074,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service.

During the three months ended March 31, 1999 the Partnership made a distribution of approximately $4,173,000 from operations and $323,000 of surplus cash (approximately $4.54 per limited partnership unit from operations and $.36 per limited partnership unit from surplus cash). During the three months ended March 31, 1998, the Partnership made a distribution from surplus cash of approximately $1,499,000 (approximately $1.65 per limited partnership unit).

Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $7,367,000, were greater than the reserve requirement of $6,991,000 at March 31, 1999.

During the three months ended March 31, 1999, the Partnership received approximately $1,074,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

For the three months ended March 31, 1999, CCEP/2's net loss totaled approximately $6,125,000 on total revenues of approximately $4,826,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 1999, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $6,493,000, all of which represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

In April 1999, one of CCEP/2's residential properties, Village Brooke, was hit by a tornado. As a result, all of the apartment units were destroyed. It is estimated that the property sustained a minimum of $12,000,000 in damages. Discussions with the insurance company are currently in progress. It is expected that a majority of the damage costs will be covered by insurance. Discussions are also expected to take place with the mortgage company concerning the monthly payments required to be made on the property's mortgage loan. These discussions are expected to take place during May 1999. Subsequent to March 31, 1999, the property received approximately $1,300,000 from the insurance company. These proceeds are being used for initial costs in the reconstruction of the property and to pay the first four mortgage payments. It is anticipated that the reconstruction period will last between twelve and twenty-four months. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land during the reconstruction period.

No adjustment is deemed necessary for purposes of valuating the property as collateral on the Master Loan as the General Partner anticipates that the value of the undeveloped land and anticipated new construction is comparative to the value of the property prior to the occurrence of the casualty.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Corporate General Partner. AIMCO and its affiliates currently own 30.02% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK FACTORS

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

Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditor for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Loan.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. IFGP CORPORATION C/O CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, ET AL. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership's responsible for settlement costs. These costs were paid
during April 1999.   The expense will not have a material effect on the
Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number           Description

             27 Financial Data Schedule is filed as an exhibit to this report.

             99.1 Consolidated Capital Equity Partners/Two, L.P., unaudited financial statements for the three months ended March 31, 1999 and 1998.

      (b) Reports on Form 8-K:

           None filed during the quarter ended March 31, 1999.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                              By:  CONCAP EQUITIES, INC.
                                   Its General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 17, 1999