Form 10-K/A
period 1998-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1999-07-23
CIK 719184

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

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

Results of Operations

1998 Compared with 1997
The Partnership reported net income of approximately $14,547,000 and $6,275,000 for the years ended December 31, 1998 and 1997, respectively. The increase in net income is due to an increase in total revenues which was slightly offset by an increase in expenses. The increase in revenue is due primarily to the reduction of provision for impairment loss and to a lesser extent an increase in interest income on net investment in Master Loan to affiliate. As discussed in "Item 8. Note C _ Net Investment in Master Loan," the Partnership recorded interest income of approximately $1,200,000 and $870,000 and recorded a reduction of allowance for impairment loss of approximately $13,586,000 and $5,328,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for impairment loss was reduced because the fair value of the collateral properties underlying the Master Loan was increased as a result of capital improvements and repairs performed over the last few years, changing market conditions and improved operations at such properties which include increased occupancy rates. (See table and comments below for details of the
average annual occupancy and rental rates for 1998, 1997 and 1996.)   Without
giving effect to the reduction of provision for impairment loss, the Partnership generated net income for the year ended December 31, 1998 of $961,000 as compared to $947,000 for the year ended December 31, 1997. Expenses increased due to an increase in general and administrative expenses resulting from increased legal fees. Legal fees increased due to the lawsuits discussed in "Item 3. Legal Proceedings".

                       1998 Average Annual   1997 Average Annual  1996 Average Annual

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

Balance Sheets as of December 31, 1998 and 1997

Statements of Operations for the Years Ended December 31,
 1998, 1997 and 1996

Statements of Changes in Partners' Capital (Deficit) for the Years
 Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the Years Ended December 31,
 1998, 1997 and 1996

Notes to Financial Statements

CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


 Report of Ernst & Young LLP,  Independent Auditors

 Consolidated Balance Sheets as of December 31, 1998 and 1997

 Consolidated Statements of Operations for the Years Ended December 31,
      1998, 1997 and 1996

 Consolidated Statements of Partners' Deficit for the Years Ended
      December 31, 1998, 1997 and 1996

 Consolidated Statements of Cash Flows for the Years Ended December 31,
      1998, 1997 and 1996

 Notes to Consolidated Financial Statements







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


                 See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                                                       TOTAL

                                   LIMITED                           PARTNERS

                                 PARTNERSHIP   GENERAL    LIMITED     CAPITAL

                                    UNITS      PARTNERS   PARTNERS   (DEFICIT)


Original capital contributions      912,182    $     1   $228,046    $228,047


Partners' capital (deficit) at

 December 31, 1995                  909,138    $  (554)  $ 55,599    $ 55,045


Net loss for the year ended

 December 31, 1996                                  (6)      (573)       (579)


Partners' capital (deficit) at

 December 31, 1996                  909,138       (560)    55,026      54,466


Distributions to partners                          (10)    (9,982)     (9,992)


Net income for the year ended

  December 31, 1997                                 63      6,212       6,275


Partners' capital (deficit) at

  December 31, 1997                 909,134       (507)    51,256      50,749


Distributions to partners                           --     (2,985)     (2,985)


Net income for the year ended

 December 31, 1998                                 145     14,402      14,547


Partners capital (deficit) at

 December 31, 1998                  909,134    $  (362)  $ 62,673    $ 62,311


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

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. During the fourth quarter of 1998, the Partnership recorded a $14,000,000 increase in the allowance for impairment loss due to the continuing evaluation of the collateral properties resulting from appraisals received during February 1999 on several of the collateral properties and additional information received concerning Richmond Plaza. The approximate $13,586,000 net reduction in the provision for impairment loss that was recognized during the year ended December 31, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as the total amount borrowed on the master loan or from other sources in the past few years for this purpose totals $1,150,000. Based upon the consistent increase in net realizable value of the collateral properties the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the year ended December 31, 1998.

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

NOTE F - COMMITMENT

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


NOTE I - SEGMENT REPORTING

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


               Report of Ernst & Young LLP, Independent Auditors




The Partners
Consolidated Capital Equity Partners/Two L.P.


We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners/Two L.P. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Equity Partners/Two L.P. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999



                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                         DECEMBER 31,

Assets                                                 1998         1997

 Cash and cash equivalents                         $   2,199    $   1,807

 Receivables and deposits                              2,142        1,964

 Restricted escrows                                    1,699        1,245

 Other assets                                          2,413        2,443

 Investment properties:

      Land                                            10,498       10,498

      Buildings and related personal property         91,462       88,871

                                                     101,960       99,369

      Less: accumulated depreciation                 (64,476)     (59,501)

                                                      37,484       39,868

                                                   $  45,937    $  47,327
Liabilities and Partners' Deficit

Liabilities

 Accounts payable                                  $     194    $     623

 Tenant security deposit liabilities                     581          564

 Accrued property taxes                                  745          770

 Other liabilities                                       488          582

 Mortgage notes and interest payable                  32,619       32,905

 Master loan and interest payable                    256,901      234,861

                                                     291,528      270,305
Partners' Deficit

 General Partner                                      (2,442)      (2,216)

 Limited Partners                                   (243,149)    (220,762)

                                                    (245,591)    (222,978)

                                                   $  45,937    $  47,327


          See Accompanying Notes to Consolidated Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                          FOR THE YEARS ENDED DECEMBER 31,

                                               1998      1997      1996


Revenues:

    Rental income                            $ 17,628  $ 17,149  $ 16,647

    Other income                                1,616     1,235     1,117

    Gain on sale of property or disposal           52     2,739        --


    Total revenues                             19,296    21,123    17,764


Expenses:

    Operating                                   8,177     9,454     9,524

    General and administrative                    991       766       648

    Depreciation                                4,975     4,822     4,694

    Interest                                   26,481    24,616    22,853

    Property taxes                              1,285     1,347     1,271

    Write-down of investment properties


     and investment in limited partnerships        --        --       800


    Total expenses                             41,909    41,005    39,790


        Net loss                             $(22,613) $(19,882) $(22,026)


Net loss allocated to general partner (1%)   $   (226) $   (199) $   (220)

Net loss allocated to limited partners (99%)  (22,387)  (19,683)  (21,806)


                                             $(22,613) $(19,882) $(22,026)


          See Accompanying Notes to Consolidated Financial Statements




                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                 (in thousands)






                                                 General    Limited

                                                 Partner    Partners     Total


Partners' deficit at December 31, 1995          $ (1,797) $ (179,265) $(181,062)


Distribution to partners                              --          (8)        (8)


Net loss for the year ended December 31, 1996       (220)    (21,806)   (22,026)


Partners' deficit at December 31, 1996            (2,017)   (201,079)  (203,096)


Net loss for the year ended December 31, 1997       (199)    (19,683)   (19,882)

Partners' deficit at December 31, 1997            (2,216)   (220,762)  (222,978)


Net loss for the year ended December 31, 1998       (226)    (22,387)   (22,613)


Partners' deficit at December 31, 1998         $  (2,442)$  (243,149) $(245,591)



          See Accompanying Notes to Consolidated Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       FOR THE YEARS ENDED DECEMBER 31,

Cash flows from operating activities:                     1998       1997        1996


 Net loss                                              $(22,613)  $(19,882)   $(22,026)

 Adjustments to reconcile net loss to net

  cash provided by operating activities:

   Depreciation                                           4,975      4,822       4,694

   Amortization of loan costs, lease commissions

      and ground lease                                      605        641         502

   Gain on disposal of property                             (52)    (2,739)         --

   Write-down of investment properties and

     investment in limited partnerships                      --         --         800

   Change in accounts:

     Receivables and deposits                              (178)       224        (244)

     Other assets                                           (48)        (2)         48

     Accounts payable                                      (429)        94        (553)


     Tenant security deposit liabilities                     17          8         (28)

     Accrued property taxes                                 (25)       254        (229)

     Other liabilities                                      (94)       175          23

     Interest on Master Loan                             21,975     21,704      20,574

     Due from affiliates                                     --         --         (27)


Net cash provided by operating activities                 4,133      5,299       3,534


Cash flows from investing activities:

   Property improvements and replacements                (2,591)    (3,022)     (4,108)

   Proceeds from property disposition                        52      3,350          --

   Net increase in restricted escrows                      (454)      (583)       (562)

   Lease commissions                                       (527)      (583)       (480)

   Distributions from investment in

     limited partnerships                                    --        336         124


Net cash used in investing activities                    (3,520)      (502)     (5,026)


Cash flows from financing activities:


   Distributions                                             --         --          (8)

   Advances on Master Loan                                  220        150       1,000

   Loan costs paid                                           --        (29)       (471)

   Principal payments on mortgage notes payable            (286)      (275)       (390)

   Principal payments on Master Loan                       (155)    (3,768)     (8,604)

   Proceeds from long-term borrowings                        --         --       9,286

Net cash (used in) provided by financing activities        (221)    (3,922)        813

Net increase (decrease) in cash and cash equivalents        392        875        (679)

Cash and cash equivalents, at beginning of year           1,807        932       1,611

Cash and cash equivalents at end of year               $  2,199   $  1,807    $    932

Supplemental disclosure of cash

 flow information:

 Cash paid for interest                                $  4,306   $  2,920    $  2,149



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Accounts payable was adjusted $147,000 at December 31, 1996, for non-cash amounts in connection with property improvements and replacements.

          See Accompanying Notes to Consolidated Financial Statements




                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Equity Partners/Two ("EP/2"), a California Corporate General Partnership, was formed on April 28, 1983, to engage in the business of acquiring, operating and holding equity investments in income-producing real properties. Certain of the general partners of EP/2 were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of CCIP/2 (as defined below). On November 16, 1990, pursuant to the bankruptcy settlement discussed below, EP/2's general partners executed a new partnership agreement (the "New Partnership Agreement") whereby EP/2 converted from a general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"). The general partners of EP/2 became limited partners of CCEP/2. ConCap Holdings, Inc. ("CHI"), a Texas corporation, is CCEP/2's General Partner.

The operations of EP/2 were financed substantially through nonrecourse notes with participation interests (the "Master Loan") from Consolidated Capital Institutional Properties/2 ("CCIP/2"), a California limited partnership. These notes are secured by the real properties owned by and notes receivable on sold properties owed to CCEP/2. The Partnership Agreement provides that the Partnership is to terminate on June 24, 2011 unless terminated prior to such date. The Partnership commenced operations on April 28, 1983. The Partnership operates four apartment properties located in Colorado, Illinois, Ohio and Texas and seven commercial office complexes located in California, Georgia, Michigan and Virginia. One commercial office complex was sold on December 2, 1997.

EP/2 Bankruptcy and Reorganization: During 1989, EP/2 defaulted on certain interest payments that were due to CCIP/2 under the Master Loan and, before CCIP/2 was able to exercise its remedies for such default, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding ("Chapter 11").

On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). On November 16, 1990, CCIP/2 consummated a closing under the Plan pursuant to which: (1) CCIP/2 and EP/2 executed an amended and restated loan agreement ("New Master Loan Agreement"); (2) CCEP/2 renewed the deeds of trust on all collateral securing the Master Loan; (3) EP/2 paid CCIP/2 cash of approximately $2.5 million, including $1.8 million contributed by the Corporate General Partners of EP/2 related to their promissory notes; (4) the general partners of EP/2 contributed certain partnership interests in affiliated partnerships ("General Partnership Interests"), which were valued by management of CCIP/2 at approximately $2.5 million, that were assigned to CCIP/2 as additional collateral securing the Master Loan and (5) all liabilities and claims between EP/2's general partners and CCIP/2 were released. See "Note C" for a description of the terms of the New Master Loan Agreement.

The managing Corporate General Partner of EP/2 was Consolidated Capital Enterprises, Inc. ("CCEI"), a Georgia corporation. In December 1988, CCEC filed for Chapter 11 protection. In October 1990, as part of CCEC's reorganization plan, CCEC sold its general partner interest in CCIP/2 to ConCap Equities, Inc. ("CEI"), a Delaware corporation. Pursuant to the New Partnership Agreement as discussed above, CHI, a wholly-owned subsidiary of CEI, became the sole general partner of CCEP/2, replacing CCEI, and the former general partners of EP/2 became limited partners of CCEP/2. Pursuant to the New Partnership Agreement, CCEP/2 is managed by CHI and CHI has full discretion with respect to conducting CCEP/2's business. CHI and the limited partners are hereinafter referred to collectively as the "Partners." All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Apartment Investment and Management Company ("AIMCO"). (See Note B _ Transfer of Control), which was acquired through two transactions in December 1994 and October 1995.

Principles of Consolidation: In 1985, EP/2 together with Anderson CC 2, a Georgia limited partnership, entered into a Corporate General Partnership agreement ("CC Office Associates") to acquire Cosmopolitan Center, an office building located in Atlanta, Georgia. Pursuant to such general partnership agreement, the property ownership was to be split 90%/10% between CCEP/2, as successor to EP/2, and Anderson CC 2, respectively. CCEP/2's investment in CC Office Associates is consolidated in CCEP/2's financial statements. On December 2, 1997 Cosmopolitan Center was sold (see Note C _ Disposition of Real Estate). For 1997 and 1996 no minority interest liability was reflected for Anderson CC 2's minority 10% interest because the Master Loan balance, which was secured by a deed of trust held by CCIP/2 on Cosmopolitan Center, exceeded the value of the property. As a result, CC Office Associates had a net capital deficit and no minority liability existed with respect to CCEP/2.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market funds. U.S. Treasury Bills with original maturities greater than 90 days are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 to 15 years.

Loan Costs: Loan costs of approximately $607,000, for both years, less accumulated amortization of approximately $251,000 and $141,000, at December 31, 1998 and 1997, respectively are included in other assets and are being amortized on a straight-line basis over the life of the loans. The amortization expense is included in interest expense.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $156,000, $158,000, and $157,000 for the years ended December 31, 1998, 1997 and 1996, respectively, were charged to expense as incurred.

Investment Properties: Investment properties consist of four apartment complexes and seven commercial properties. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. One of the properties owned by the Partnership experienced a decline in net reliable value, as a result the Partnership recorded a write-down of approximately $800,000 on this property during the year ended December 31, 1996. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13." Some of the leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease.

For all other leases, minimum rents are recognized over the terms of the leases.

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on these leases. In addition, the General Partners policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Restricted Escrow:

Reserve Account: A general Reserve Account was established in 1996 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to make monthly deposits of net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account. The balance at December 31, 1998 and 1997, is approximately $168,000 and $145,000, respectively, which includes interest.

Capital Improvement Account: A Capital Improvement Account was also established in 1996 with the refinancing proceeds of the mortgaged property. This fund was established to cover necessary repairs and replacements of existing improvements, debt service out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to make quarterly deposits of net operating income (as defined in the mortgage note). The balance at December 31, 1998 and 1997 is approximately $1,500,000 and $1,100,000, respectively, which includes interest.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1998 and 1997, lease commissions totaled approximately $3,188,000 and $2,660,000, respectively, with accumulated amortization of approximately $1,837,000 and $1,324,000, respectively. Lease commissions are included in other assets.

Allocation of Net Income and Cash Distributions: Pursuant to the Partnership Agreement, net income and net losses for both financial and tax reporting purposes are allocated 99% to the Limited Partners and 1% to CHI. Distributions to the Partners are not allowed until CCEP/2 has fully paid and performed under the terms of the Master Loan.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by CCEP/2. The Partners are responsible for their respective shares of CCEP/2's net income or loss. CCEP/2 reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $181,992,000 greater than the assets and liabilities as reported in the financial statements.

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

NOTE C - DISPOSITION OF REAL ESTATE

On December 2, 1997, CCEP/2 sold Cosmopolitan Center to an unrelated third party for a contract price of $3,500,000 and realized a gain on sale of approximately $2,739,000. The Partnership received net proceeds of approximately $3,307,000 which were remitted to CCIP/2 to pay down the Master Loan. CCEP/2 received an additional $52,000 related to the sale of Cosmopolitan Center during 1998.

NOTE D - MASTER LOAN AND ACCRUED INTEREST PAYABLE

Terms of Master Loan Agreement

Under the terms of the Master Loan Agreement, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan.
Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to CCIP/2 under the terms of the Master Loan Agreement.

The Master Loan matures in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but it is not believed to be in excess of the fair values of the underlying collateral.

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

During 1998, CCIP/2 loaned approximately $220,000 to CCEP/2 as an advance on the Master Loan. Also during 1998, CCEP/2 paid down the Master Loan by $155,000. These payments were made from distributions received from two affiliated partnerships. During 1997, CCIP/2 loaned approximately $150,000 to CCEP/2 as an advance on the Master Loan. Also during 1997, CCEP/2 paid down the Master Loan by $3,768,000. These payments were made from approximately $461,000 of proceeds from certain investments and approximately $3,307,000 of proceeds from the sale of Cosmopolitan Center. During 1996, CCIP/2 loaned approximately $1,000,000 to CCEP/2 as an advance on the Master Loan to pay for capital improvements at various properties in order to maintain the assets that secure the Master Loan. Also, during 1996, CCEP/2 paid down the Master Loan by $8,604,000. The payments were made from approximately $124,000 of proceeds from certain investments, $501,000 of required cash flow payments, and $7,979,000 of proceeds from refinancings. These funds are required to be transferred to CCIP/2 under the terms of the Master Loan.

NOTE E - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:



                     Principal    Monthly                    Principal

                     Balance At   Payment   Stated            Balance

                    December 31, Including Interest Maturity   Due At

Property                1998     Interest    Rate     Date    Maturity

                                     FOR THE YEARS ENDED DECEMBER 31,


Canyon Crest

  1st Mortgage       $ 2,000       $ 12     7.33%   11/01/03   $ 2,000

Highcrest Townhomes

  1st Mortgage         4,000         24     7.33%   11/01/03     4,000

Windemere

  1st Mortgage         3,000         18     7.33%   11/01/03     3,000

Richmond Plaza

 1st Mortgage         14,500         95     7.88%   06/01/00    14,500

Village Brooke

 1st Mortgage          6,673         54     8.00%   12/01/02     6,161


Town Center

 1st Mortgage            411          9     9.88%   08/01/03         9

 2nd Mortgage            120          8     8.63%   06/01/00         7

 3rd Mortgage          1,087         10     8.75%   10/01/00     1,028

Other Mortgage           828          8     8.75%   10/01/00       823


Totals               $32,619       $238                        $31,528


The mortgage notes payable are nonrecourse and are collateralized by deeds of trust on the real property. The mortgage notes require prepayment penalties if repaid prior to maturity. All of these notes are superior to the Master Loan.

Richmond Plaza's mortgage indebtedness of approximately $14,232,000 matured in March 1995, with waivers of the default obtained from the lender through June 15, 1996. The Partnership continued making the monthly payment of approximately $132,000 under the terms of the original note through September 30, 1996, while negotiating the refinancing with the original lender. During the negotiation period, the lender did not issue a formal waiver but continued to accept payments under the terms of the original note. On October 1, 1996, the Partnership signed a promissory note with the existing mortgage holder for $14,500,000 with an interest rate of 7.88% and a maturity date of June 1, 2000. The Partnership's new monthly payment is approximately $95,000 and the first payment was due on December 1, 1996.

On November 13, 1996, CCEP/2 was successful in obtaining financing on Canyon Crest, Highcrest Townhomes, and Windemere. Gross proceeds from the financing were $9,000,000; the mortgage notes encumbering the properties carry a stated interest rate of 7.33% with balloon payments due on November 1, 2003.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


        Years Ending December 31,


             1999                         $    311

             2000                           16,632

             2001                              225

             2002                            6,394

             2003                            9,057


               Total                      $ 32,619


NOTE F - RELATED PARTY TRANSACTIONS

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1998, 1997, and 1996. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the years ended December 31, 1998, 1997, and 1996 as follows:


                                                FOR THE YEARS ENDED DECEMBER 31,

                                                            1998   1997     1996


 Property management fees (included in operating expense) $762    $881     $883

 Investment advisory fees (included in general and

     administrative expense)                               173     154      154

 Lease commissions                                         381     380      272

 Reimbursement for services of affiliates, (included in

    operating, general and administrative expense and

    investment properties) (1)                             292     296      337


(1) Included in "Reimbursement for services of affiliates" for 1998, 1997 and 1996 is approximately $16,000, $21,000, and $45,000, respectively, of reimbursements for construction oversight costs.

During the years ended December 31, 1998, 1997, and 1996 affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $337,000, $323,000 and $306,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $425,000, $558,000 and $577,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received investment advisory fees amounting to approximately $173,000, $154,000, and $154,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $292,000, $296,000, and $337,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $1,834,000 and $236,000 for the years ended December 31, 1998 and 1997. There were no interest payments made in 1996. Advances of approximately $220,000 and $150,000 and $1,000,000 were made under the Master Loan Agreement during the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, CCEP/2 made principal payments on the Master Loan of $155,000, $3,768,000, and $8,604,000 in 1998, 1997, and 1996,
respectively. These funds were received from distributions from three affiliated partnerships, proceeds from the sale of Cosmopolitan Center and financing and refinancing proceeds.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations were not significant.

NOTE G - REVENUES

Rental income on the commercial property leases is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income for the commercial properties subject to noncancellable operating leases as of December 31, 1998, are as follows (in thousands):



      1999                $  9,358

      2000                   6,124

      2001                   4,384

      2002                   2,717

      2003                   1,088

      Thereafter               819

                          $ 24,490


There is no assurance that this rental income will continue at the same level when the current leases expire.

NOTE H - REAL ESTATE AND ACCUMULATED DEPRECIATION

The investment properties owned by the Partnership consist of the following:
(in thousands)

                            Building

                            & Related

                            Personal           Accumulated  Depreciable

    Description      Land   Interest   Total   Depreciation Life-Years


Canyon Crest        $   145 $ 3,465   $  3,610  $ 2,056       3-20

Central Park Plaza      920  10,790     11,710    7,512       1-20

Central Park Place      811   9,746     10,557    6,980       1-20

Crescent Center         212   3,694      3,906    3,031       3-20

Lahser I                506   8,409      8,915    6,020       1-20

Lahser II               484   4,584      5,068    2,774       3-20

Highcrest Townhomes     707   7,136      7,843    4,516       3-20

Richmond Plaza        2,019  15,770     17,789   11,567       3-20

Town Center           2,815  13,670     16,485   10,706       1-20

Village Brooke        1,099   8,530      9,629    5,587       3-20

Windemere               780   5,668      6,448    3,727       3-20


Total               $10,498 $91,462   $101,960  $64,476


NOTE I - LEGAL PROCEEDINGS

In May 1997, the Partnership was named as a defendant in a lawsuit brought by PHC Construction Corporation in the Circuit Court for Oakland County, Michigan. Additional complaints were filed in November 1997 and July 1998 entitled PHC CONSTRUCTION CORPORATION V. CONSOLIDATED CAPITAL EQUITY PARTNERS/2, LP by PHC Construction against the Partnership, CCIP/2 and other defendants. Several of these lawsuits have been consolidated. The complaints arise from construction services allegedly performed by the plaintiff at the North Park Plaza Building in Southfield, Michigan prior to the sale of that property in September 1996. The complaints assert claims for, among other things, breach of contract, quantum meruit, promissory estoppel and constructive trust. On October 23, 1998 this lawsuit was settled for $615,000. The Partnership was responsible for $554,000 of the settlement which was paid October 30, 1998.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE K - YEAR 2000 COMPLIANCE (UNAUDITED)

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

    3.    Exhibits:


     See Exhibit Index contained herein.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing the change in control of Registrant from Insignia Financial Group to AIMCO.


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


                          CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          By:  CONCAP EQUITIES, INC.
                               Its General Partner,


                          By:  /s/ Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President


                          By:  /s/ Carla R. Stoner
                               Carla R. Stoner
                               Senior Vice President -
                               Finance and Administration

                          Date: July 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.




/s/ Patrick J. Foye                    Date: July 23, 1999
Patrick J. Foye
Executive Vice President
and Director


/s/ Carla R. Stoner                    Date: July 23, 1999
Carla R. Stoner
Senior Vice President -
Finance and Administration



                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2

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