Form 10-Q
period 1999-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1999-08-12
CIK 719184

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

                  For the quarterly period ended June 30, 1999


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

                                 BALANCE SHEET
                        (in thousands, except unit data)


                                                    June 30,    December 31,

                                                      1999          1998

                                                  (Unaudited)

Assets

  Cash and cash equivalents                        $  7,788      $ 10,969

  Interest receivable on Master Loan                    130            --

  Other assets                                           56            12

  Investment in Master Loan to affiliate             79,537        80,614

      Less:  Allowance for impairment loss          (29,129)      (29,129)

                                                     50,408        51,485

                                                   $ 58,382      $ 62,466
Liabilities and Partners' Capital (Deficit)

Liabilities

  Other liabilities                                $     44      $     14

  Distributions payable                                 141           141

                                                        185           155
Partners' Capital (Deficit)

  General partner                                      (400)         (362)

  Limited partners (909,134 units outstanding

     at June 30, 1999 and December 31, 1998)         58,597        62,673

                                                     58,197        62,311


                                                   $ 58,382      $ 62,466


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements
b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                         Three Months Ended  Six Months Ended

                                              June 30,           June 30,

                                           1999     1998      1999      1998

Revenues:

  Interest income on investment

     in Master Loan to affiliate         $   575  $   426   $   575   $ 1,069

  Reduction of provision for

     impairment loss                          --   27,000        --    27,586

  Interest income on investments              72      137       112       311

       Total revenues                        647   27,563       687    28,966


Expenses:

  General and administrative                 180      177       305       344

       Total expenses                        180      177       305       344


       Net income                        $   467  $27,386   $   382   $28,622


Net income allocated

  to general partner (1%)                $     5  $   274   $     4   $   286

Net income allocated

  to limited partners (99%)                  462   27,112       378    28,336


                                         $   467  $27,386   $   382   $28,622


Net income per limited partnership unit  $   .51  $ 29.82   $   .42   $ 31.17


Distribution per limited partnership unit$    --  $    --   $  4.90   $  1.65


                 See Accompanying Notes to Financial Statements
c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership   General    Limited

                                  Units      Partner   Partners     Total


Original capital contributions   912,182    $      1   $228,046   $228,047


Partners' capital (deficit) at

  December 31, 1997              909,134    $   (507)  $ 51,256   $ 50,749


Net income for the six months

  ended June 30, 1998                --          286     28,336     28,622


Distributions to partners            --           --     (1,499)    (1,499)


Partners' capital (deficit) at

  June 30, 1998                  909,134    $   (221)  $ 78,093   $ 77,872


Partners' capital (deficit) at

  December 31, 1998              909,134    $   (362)  $ 62,673   $ 62,311


Net income for the six months

  ended June 30, 1999                --            4        378        382


Distributions to partners            --          (42)    (4,454)    (4,496)


Partners' capital (deficit) at

  June 30, 1999                  909,134    $   (400)  $ 58,597   $ 58,197


                 See Accompanying Notes to Financial Statements
d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Six Months Ended

                                                               June 30,

                                                            1999         1998

Cash flows from operating activities:

  Net income                                            $    382     $ 28,622

  Adjustments to reconcile net income to

  net cash provided by operating activities:

Reduction of provision for impairment loss                    --      (27,586)

    Change in accounts:

      Interest receivable on Master Loan                    (130)         129

      Other assets                                           (44)           3

      Accounts payable                                        --           44

      Other liabilities                                       30            1

         Net cash provided by operating activities           238        1,213


Cash flows from investing activities:

  Principal receipts on Master Loan                        1,077           79


         Net cash provided by investing activities         1,077           79


Cash flows used in financing activities:

  Distributions to partners                               (4,496)      (1,499)


         Net cash used in financing activities            (4,496)      (1,499)


Net decrease in cash and cash equivalents                 (3,181)        (207)


Cash and cash equivalents at beginning of period          10,969       12,417


Cash and cash equivalents at end of period              $  7,788     $ 12,210


                 See Accompanying Notes to Financial Statements



                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Concap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were paid or accrued to the General Partner and affiliates during the six months ended June 30, 1999 and 1998:


                                                    1999            1998

                                                       (in thousands)

Reimbursements for services of affiliates

  (included in general and administrative

  expenses)                                        $108            $149


An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $108,000, and $149,000 for the six months ended June 30, 1999 and 1998, respectively.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 286,049.86 (31.46% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $60 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 25,241.90 units. As a result, AIMCO and its affiliates currently own 299,009.20 units of limited partnership interest in the Partnership representing 33.16% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interest in the Partnership. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest in the Partnership, at $40.00 per Unit, net to the seller in cash. As a result of the October 1997 tender offer, an Insignia affiliate purchased 164,940.99 or 18.14% of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 in February 1998.

NOTE D - NET INVESTMENT IN MASTER LOAN

At June 30, 1999, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standard No. 114 ("SFAS 114") Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 1999 there was no change in the fair value of the collateral and accordingly no income was recognized. For the six months ended June 30, 1998, the Partnership recorded approximately $27,586,000 in income based upon an increase in the fair value of the collateral. Subsequent to June 30, 1998, this amount was reevaluated and for the year ended December 31, 1998 was adjusted to $13,586,000.

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

Approximately $575,000 and $1,069,000 for the six months ended June 30, 1999 and 1998, respectively, was recorded as interest income on Investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of approximately $575,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the second quarter of 1999. A cash payment of approximately $634,000 was received during the first quarter of 1998 for interest income recognized in 1997. A cash payment of approximately $564,000 for the interest income recorded in the first quarter of 1998 was received during the second quarter of 1998. The cash payment for the interest income of $505,000 recognized during the second quarter of 1998 was received during the third quarter of 1998.

The principal balance of the Master Loan due to the Partnership totaled approximately $79,537,000 at June 30, 1999. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $12,276,000, and $10,794,000 for the six months ended June 30, 1999, and 1998, respectively. At June 30, 1999 and December 31, 1998, such cumulative unrecognized interest totaled approximately $189,255,000 and $176,979,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $29,129,000 at both June 30, 1999 and December 31, 1998, respectively.

During the first six months of 1999, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $1,077,000.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $7,788,000, were greater than the reserve requirement of approximately $6,991,000 for the six months ended June 30, 1999.

NOTE F - DISTRIBUTION

The Partnership distributed approximately $4,173,000 from operations (approximately $4,131,000 to the limited partners, or approximately $4.54 per limited partnership unit) and $323,000 to the limited partners from surplus cash (approximately $0.36 per limited partnership unit) for the six months ended June 30, 1999.

The Partnership distributed approximately $1,499,000 to the limited partners from surplus cash (approximately $1.65 per limited partnership unit) for the six months ended June 30, 1998.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue

The Partnership has only one reportable segment for the six months ended June 30, 1999 and 1998, that of income and expenses associated with the Partnership's purpose to loan funds to CCEP/2.

Measurement of segment profit or loss

The Partnership evaluates performance of its loan segment based on net income. The accounting policies of the reportable segment is the same as those described in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprises reportable segment

Segment information is not presented for the six months ended June 30, 1999 and 1998 as the Partnership's only segment is presented in the statement of operations.

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

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. IFGP CORPORATION C/O CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, ET AL. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for settlement costs. These costs were
paid during April 1999.   The expense did not have a material effect on the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             JUNE 30, 1999 AND 1998



                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)



                                                      June 30,     December 31,

                                                        1999           1998

                                                    (Unaudited)        (Note)

Assets

  Cash and cash equivalents                          $   3,102     $   2,199

  Receivables and deposits (net of doubtful

    accounts of $157)                                    5,139         2,142

  Restricted escrows                                     1,689         1,699

  Other assets                                           2,528         2,413

  Investment properties:

    Land                                                10,498        10,498

     Buildings and related personal property            83,954        91,462

                                                        94,452       101,960

    Less accumulated depreciation                      (61,067)      (64,476)

                                                        33,385        37,484

                                                     $  45,843     $  45,937
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                   $     411     $     194

  Accrued property taxes                                   757           745

  Tenant security deposit liabilities                      528           581

  Other liabilities                                      1,098           488

  Mortgage notes                                        32,482        32,619

  Master loan and interest payable                     268,230       256,901

                                                       303,506       291,528
Partners' Deficit

  General partner                                       (2,563)       (2,442)

  Limited partners                                    (255,100)     (243,149)

                                                      (257,663)     (245,591)

                                                     $  45,843     $  45,937


Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)



                                   Three Months Ended        Six Months Ended

                                        June 30,                 June 30,

                                    1999        1998        1999        1998

Revenues:

    Rental income                $ 4,327     $ 4,422     $  8,787    $  8,805

    Other income                     289         268          655         626

         Total revenues            4,616       4,690        9,442       9,431

Expenses:

    Operating                      1,936       2,021        4,086       4,066

    General and administrative        96         164          224         345

    Interest                       7,154       6,675       14,178      13,205

    Depreciation                   1,057       1,216        2,305       2,424

    Property taxes                   320         324          721         644

         Total expenses           10,563      10,400       21,514      20,684

            Net loss             $(5,947)    $(5,710)    $(12,072)   $(11,253)

Net loss allocated

    to general partner (1%)      $   (60)    $   (57)    $   (121)   $   (113)

Net loss allocated

    to limited partners (99%)     (5,887)     (5,653)     (11,951)    (11,140)


                                 $(5,947)    $(5,710)    $(12,072)   $(11,253)


                 See Accompanying Notes to Financial Statements




                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)
                                 (in thousands)



                                          General    Limited

                                          Partner   Partners     Total


  Partners' deficit at December 31, 1997  $(2,216) $(220,762) $(222,978)


  Net loss for the six months ended

     June 30, 1998                           (113)   (11,140)   (11,253)

  Partners' deficit at June 30, 1998      $(2,329) $(231,902) $(234,231)

  Partners' deficit at December 31, 1998  $(2,442) $(243,149) $(245,591)

  Net loss for the six months ended

     June 30, 1999                           (121)   (11,951)   (12,072)

  Partners' deficit at June 30, 1999      $(2,563) $(255,100) $(257,663)


                 See Accompanying Notes to Financial Statements



                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Six Months Ended

                                                                 June 30,

                                                             1999        1998

Cash flows from operating activities:

 Net loss                                                 $(12,072)   $(11,253)

 Adjustments to reconcile net loss to net

  cash provided by operating activities:

   Depreciation                                              2,305       2,424

   Amortization of loan costs, lease commissions

     and ground lease                                          342         267

   Change in accounts:

      Receivables and deposits                                 (64)         51

      Other assets                                             (81)        (30)

      Accounts payable                                         217        (237)

      Accrued property taxes                                    12         (60)

      Tenant security deposit liabilities                      (53)         17

      Other liabilities                                        610         (16)

      Interest on master loan                               12,406      10,664

       Net cash provided by operating activities             3,622       1,827

Cash flows from investing activities:

 Withdrawals from (deposits to) restricted escrows              10        (262)

 Property improvements and replacements                     (1,139)     (1,133)

 Lease commissions                                            (376)       (318)

       Net cash used in investing activities                (1,505)     (1,713)

Cash flow used in financing activities:

 Principal payments on notes payable                          (137)       (140)

 Principal payments on Master Loan                          (1,077)        (79)

       Net cash used in financing activities                (1,214)       (219)

Net increase (decrease) in cash and cash equivalents           903        (105)

Cash and cash equivalents at beginning of period             2,199       1,807

Cash and cash equivalents at end of period                $  3,102    $  1,702

Supplemental disclosure of cash flow information:

 Cash paid for interest                                   $  1,831    $  2,485


                 See Accompanying Notes to Financial Statements

e)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Reclassifications: Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

NOTE C - CASUALTY EVENT

In April 1999, one of the Partnership's residential properties, Village Brooke, was hit by a tornado. As a result, all of the apartment units were destroyed. It is estimated that the property sustained a minimum of $12,000,000 in damages. Discussions with the insurance company are currently in progress. All of the property's fixed assets and related accumulated depreciation were written off in June 1999. The difference of approximately $2,933,000 has been recorded as an insurance receivable; therefore, no gain or loss relating to this damage has been recognized at June 30, 1999. A receivable for lost rents of approximately $250,000 has also been established. It is expected that a majority of the damage costs will be covered by insurance. Discussions are also expected to take place with the mortgage company concerning the monthly payments required to be made on the property's mortgage loan. Subsequent to March 31, 1999, the property received approximately $1,300,000 from the insurance company. These proceeds are being used for initial costs in the reconstruction of the property and to pay the first four mortgage payments. At June 30, 1999, the difference of approximately $599,000 between these payments and proceeds received to date has been recorded as a deferred income liability. It is anticipated that the reconstruction period will last between twelve and twenty-four months. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land during the reconstruction period.

Also in April 1999 an electrical fire occurred at Town Center. Preliminary estimates established that the property sustained approximately $300,000 in damages. Discussions with the insurance company are currently in progress and it is expected that the replacement costs will be covered by insurance.

NOTE D - RELATED PARTY TRANSACTIONS

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the six months ended June 30, 1999 and 1998. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the six months ended June 30, 1999 and 1998 as follows:

                                                             1999      1998

                                                             (in thousands)


 Property management fees (included in operating expenses)  $149      $440

 Investment advisory fees (included in general and

     administrative expenses)                                 89        86

 Lease commissions                                            --       147

 Reimbursement for services of affiliates, (included in

    operating, general and administrative expenses and

    investment properties)                                   121       151


During the six months ended June 30, 1999 and 1998 affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $149,000 and $165,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $275,000 for the six months ended June 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received investment advisory fees amounting to approximately $89,000 and $86,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $121,000, and $151,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1999 and 1998 is approximately $24,000 and $13,000, respectively, of reimbursements for construction oversight costs.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $575,000 and $1,069,000 for the six months ended June 30, 1999 and 1998, respectively. No advances were made under the Master Loan Agreement during the six months ended June 30, 1999 or 1998. Additionally, CCEP/2 made principal payments on the Master Loan of $1,077,000 in 1999. These funds were received from distributions from three affiliated partnerships and excess cash.

On June 18, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase all of the total outstanding limited partnership interests in the Partnership for a purchase price of $300 per 1% limited partnership interest. The offer expired on July 30, 1999. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE E - MASTER LOAN AND ACCRUED INTEREST PAYABLE

The Master Loan principal and accrued interest payable balances at June 30, 1999, and December 31, 1998, are approximately $268,230,000 and approximately $256,901,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan Agreement, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to CCIP/2 under the terms of the Master Loan Agreement.

The Master Loan matures in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair values of the underlying collateral.

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

The five commercial properties located in Michigan are under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1999. However, there can be no assurance that the sale will be consummated.

NOTE F - LEGAL PROCEEDING

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

NOTE G - YEAR 2000 COMPLIANCE

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

Results of Operations

The Partnership realized net income of approximately $467,000 and $382,000 for the three and six months ended June 30, 1999 as compared to net income of approximately $27,386,000 and $28,622,000 for the three and six months ended June 30, 1998. The decrease in total revenues is due primarily to the fact that there was no reduction of provision for impairment loss during the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. As discussed in "Item 1. Financial Statements, Note D - Net Investment in Master Loan," the Partnership recorded interest income of approximately $575,000 with no reduction of allowance for impairment loss for June 30, 1999. The Partnership recorded interest income of approximately $1,069,000 and recorded a reduction of allowance for impairment loss of approximately $27,586,000 for June 30, 1998. Interest income on investments decreased due to a reduction in the cash balance in interest-bearing money market accounts.

The decrease in net income was partially offset by a decrease in general and administrative expenses for the six months ended June 30, 1999. General and administrative expenses decreased for the six months ended June 30, 1999 primarily due to a decrease in reimbursements to the General Partner. General and administrative expenses increased for the three months ended June 30, 1999 due to legal fees associated with the settlement of two outstanding litigation cases in the first and second quarter of 1999 as disclosed previously.

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $7,788,000 as compared to approximately $12,210,000 at June 30, 1998. Cash and cash equivalents decreased approximately $3,181,000 for the six months ended June 30, 1999 from the Partnership's fiscal year end, primarily due to approximately $4,496,000 of cash used in financing activities, which was partially offset by approximately $1,077,000 of cash provided by investing activities and approximately $238,000 of cash provided by operating activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in money market accounts.

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

During the six months ended June 30, 1999 the Partnership made a distribution of approximately $4,173,000 from operations, approximately $4,131,000 to the limited partners and $323,000 from surplus cash to the limited partners (approximately $4.54 per limited partnership unit from operations and $.36 per limited partnership unit from surplus cash). During the six months ended June 30, 1998, the Partnership made a distribution from surplus cash of approximately $1,499,000 (approximately $1.65 per limited partnership unit).

Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $7,788,000, were greater than the reserve requirement of $6,991,000 at June 30, 1999.

During the six months ended June 30, 1999, the Partnership received approximately $1,077,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

For the six months ended June 30, 1999, CCEP/2's net loss totaled approximately $12,072,000 on total revenues of approximately $9,442,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 1999, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $12,851,000, of which $12,276,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

In April 1999, one of the Partnership's residential properties, Village Brooke, was hit by a tornado. As a result, all of the apartment units were destroyed. It is estimated that the property sustained a minimum of $12,000,000 in damages. Discussions with the insurance company are currently in progress. All of the property's fixed assets and related accumulated depreciation were written off in June 1999. The difference of approximately $2,933,000 has been recorded as an insurance receivable; therefore, no gain or loss relating to this damage has been recognized at June 30, 1999. A receivable for lost rents of approximately $250,000 has also been established. It is expected that a majority of the damage costs will be covered by insurance. Discussions are also expected to take place with the mortgage company concerning the monthly payments required to be made on the property's mortgage loan. Subsequent to March 31, 1999, the property received approximately $1,300,000 from the insurance company. These proceeds are being used for initial costs in the reconstruction of the property and to pay the first four mortgage payments. At June 30, 1999, the difference of approximately $599,000 between these payments and proceeds to date received has been recorded as a deferred income liability. It is anticipated that the reconstruction period will last between twelve and twenty-four months. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land during the reconstruction period.

Also in April 1999 an electrical fire occurred at Town Center. Preliminary estimates establish that the property sustained approximately $300,000 in damages. Discussions with the insurance company are currently in progress and it is expected that the replacement costs will be covered by insurance.

The five commercial properties located in Michigan are under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1999. However, there can be no assurance that the sale will be consummated.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 286,049.86 (31.46% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $60 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 25,241.90 units. As a result, AIMCO and its affiliates currently own 299,009.20 units of limited partnership interest in the Partnership representing 33.16% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

In April 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. IFGP CORPORATION C/O CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, ET AL. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership's responsible for settlement costs. These costs were paid
during April 1999.   The expense did not have a material effect on the
Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          S-K Reference
             Number           Description

               27 Financial Data Schedule is filed as an exhibit to this report.

      (b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1999.

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


                               Date:        August 12, 1999