Form 10-Q
period 1999-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 1999-11-12
CIK 719184

FORM 10-Q_ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                                 BALANCE SHEET
                        (in thousands, except unit data)

                                                    September 30   December 31
                                                        1999          1998
                                                    (Unaudited)
Assets
Cash and cash equivalents                            $   7,789      $ 10,969
Interest receivable on Master Loan                         130            --
Other assets                                                20            12
Investment in Master Loan to affiliate                  79,512        80,614
   Less: allowance for impairment loss                 (29,129)      (29,129)
                                                        50,383        51,485
                                                     $  58,322      $ 62,466
Liabilities and Partners' (Deficit) Capital
Liabilities
Other liabilities                                           56            14
Distributions payable                                      141           141
                                                           197           155
Partners' (Deficit) Capital
General partner                                           (401)         (362)
Limited partners (909,134 units outstanding)            58,526        62,673
                                                        58,125        62,311
                                                     $  58,322      $ 62,466



Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


b)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1999       1998      1999      1998
Revenues:
Interest income on investment in
  Master Loan to affiliate             $   --     $    --    $  575   $ 1,069
Reduction of provision for
  impairment loss                          --          --        --    27,586
Interest income on investments             50         143       162       454
Total revenues                             50         143       737    29,109
Expenses:
General and administrative                122         248       427       592
Total expenses                            122         248       427       592

Net (loss) income                      $  (72)    $  (105)  $   310   $28,517

Net (loss) income allocated
to general partner (1%)                $   (1)    $    (1)  $     3   $   285
Net (loss) income allocated
to limited partners (99%)                 (71)       (104)      307    28,232
                                       $  (72)    $  (105)  $   310   $28,517

Net (loss) income per limited
  partnership unit                     $ (.08)    $  (.12)  $   .34   $ 31.05

Distribution per limited
partnership unit                       $   --     $  1.63   $  4.90   $  3.28

                 See Accompanying Notes to Financial Statements


c)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General     Limited
                                  Units      Partner     Partners      Total

Original capital contributions   912,182     $     1     $228,046     $228,047

Partners' capital (deficit)
at December 31, 1997             909,134    $  (507)     $ 51,256     $ 50,749

Net income for the nine months
ended September 30, 1998             --         285        28,232       28,517

Distributions to partners            --          --        (2,984)      (2,984)

Partners' capital (deficit)
at September 30, 1998            909,134    $  (222)    $ 76,504      $ 76,282

Partners' capital (deficit)
at December 31, 1998             909,134    $  (362)     $ 62,673     $ 62,311

Net income for the nine months
ended September 30, 1999             --           3           307         310

Distributions to partners            --         (42)       (4,454)      (4,496)

Partners' capital (deficit) at
September 30, 1999               909,134    $   (401)    $ 58,526     $ 58,125

                 See Accompanying Notes to Financial Statements


d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                  September 30,
                                                                1999        1998
Cash flows from operating activities:
Net income                                                  $   310    $ 28,517
Adjustments to reconcile net income to net cash
provided by operating activities:
Reduction of provision for impairment loss                       --     (27,586)
  Change in accounts:
Interest receivable on Master Loan                             (130)        634
Other assets                                                     (8)          6
Accounts payable                                                 --          (6)
Other liabilities                                                42          12
Net cash provided by operating activities                       214       1,577

Cash flows from investing activities:
Principal receipts on Master Loan                             1,102          79

Cash flows from financing activities:
Distributions to partners                                    (4,496)     (2,984)

Net decrease in cash and cash equivalents                    (3,180)     (1,328)

Cash and cash equivalents at beginning of period             10,969      12,417

Cash and cash equivalents at end of period                 $  7,789    $ 11,089

                 See Accompanying Notes to Financial Statements



e)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B _ TRANSFER OF CONTROL

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

NOTE C _ RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership Activities. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Reimbursements for services of affiliates (included in
 general and administrative expenses)                          $ 162    $ 226

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $162,000 and $226,000 for the nine months ended September 30, 1999 and 1998, respectively.

On October 30, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interest in the Partnership. The Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest (approximately 33.0% of the total outstanding units) in the Partnership, at $40 per Unit, net to the seller in cash. As a result of the October 1997 tender offer, the Purchaser purchased 164,940.99 or approximately 18.14% of the outstanding limited partner units of the Partnership during December 1997 and an additional 4,164.30 or .46% of the outstanding limited partner units of the Partnership in February 1998.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 300,000 of the outstanding units of limited partnership interest (approximately 33.0% of the total outstanding units) in the Partnership, at $50 per Unit, net to the seller in cash. As a result of the July 1998 tender offer, the Purchaser purchased 69,765.6 or 7.67% of the outstanding limited partner units of the Partnership during November 1998.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 286,049.86 (approximately 31.46% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $60 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 43,841.20 units. As a result, AIMCO and its affiliates currently own 320,093.10 units of limited partnership interest in the Partnership representing approximately 35.21% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note H - Legal Proceedings").

NOTE D - NET INVESTMENT IN MASTER LOAN

At September 30, 1999, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standard No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 1999 there was no change in the fair value of the collateral and accordingly no income was recognized. For the nine months ended September 30, 1998, the Partnership recorded approximately $27,586,000 in income based upon an increase in the fair value of the collateral. Subsequent to September 30, 1998, this amount was reevaluated and for the year ended December 31, 1998 was adjusted to $13,586,000

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. During the fourth quarter of 1998, the Partnership recorded a $14,000,000 increase in the allowance for impairment loss due to the continuing evaluation of the collateral properties resulting from appraisals received during February 1999 on several of the collateral properties and additional information received concerning Richmond Plaza. The approximate $13,586,000 net reduction in the provision for impairment loss that was recognized during the year ended December 31, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years. The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as the total amount borrowed on the master loan or from other sources in the past few years for this purpose totals $1,150,000. Based upon the consistent increase in net realizable value of the collateral properties the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the year ended December 31, 1998.

Approximately $575,000 and $1,069,000 for the nine months ended September 30, 1999 and 1998, respectively, was recorded as interest income on Investment in Master Loan to affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of approximately $575,000 was received from Consolidated Capital Equity Partners/2, L.P. ("CCEP/2") during the second quarter of 1999. A cash payment of approximately $634,000 was received during the first quarter of 1998 for interest income recognized in 1997. A cash payment of approximately $564,000 for the interest income recorded in the first quarter of 1998 was received during the second quarter of 1998. The cash payment for the interest income of $505,000 recognized during the second quarter of 1998 was received during the third quarter of 1998.

The principal balance of the Master Loan due to the Partnership totaled approximately $79,512,000 at September 30, 1999. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $18,736,000, and $16,704,000 for the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999 and December 31, 1998, such cumulative unrecognized interest totaled approximately $195,715,000 and $176,979,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $29,129,000 at both September 30, 1999 and December 31, 1998, respectively.

During the first nine months of 1999, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $1,102,000 for the nine months ended September 30, 1999. Subsequent to September 30, 1999 the Partnership received a principal payment on the Master Loan of $32,000,000 as a result of the sale of six commercial properties owned by CCEP/2 in September 1999.

NOTE E - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $7,789,000, were greater than the reserve requirement of approximately $6,991,000 at September 30, 1999.

NOTE F - DISTRIBUTION

The Partnership distributed approximately $4,173,000 from operations (approximately $4,131,000 to the limited partners, or approximately $4.54 per limited partnership unit) and $323,000 to the limited partners from surplus cash (approximately $0.36 per limited partnership unit) for the nine months ended September 30, 1999. Subsequent to September 1999, the Partnership distributed approximately $22,000,000 from surplus cash to the limited partners (approximately $24.20 per limited partnership unit) and approximately $500,000 from operations (approximately $494,000 to the limited partners, or approximately $0.54 per limited partnership unit).

The Partnership distributed approximately $2,984,000 to the limited partners from surplus cash (approximately $3.28 per limited partnership unit) for the nine months ended September 30, 1998.

NOTE G _ SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has only one reportable segment for the nine months ended September 30, 1999 and 1998, that of income and expenses associated with the Partnership's purpose to loan funds to CCEP/2.

Measurement of segment profit or loss:

The Partnership evaluates performance of its loan segment based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the enterprises reportable segment:

Segment information is not presented for the nine months ended September 30, 1999 and 1998 as the Partnership's only segment is presented in the statement of operations.

NOTE H _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.





                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


                         UNAUDITED FINANCIAL STATEMENTS

                           FOR THE NINE MONTHS ENDED

                          September 30, 1999 AND 1998


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                                 BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)

                                                 September 30   December 31
                                                     1999          1998
                                                 (Unaudited)      (Note)
Assets
Cash and cash equivalents                         $  37,587      $   2,199
Receivables and deposits (net of allowance
  for doubtful accounts of $215)                      5,087          2,142
Restricted escrows                                    1,805          1,699
Other assets                                            580          2,413
Investment properties:
Land                                                  4,750         10,498
Buildings and related personal property              33,040         91,462
                                                     37,790        101,960
Less accumulated depreciation                       (23,229)       (64,476)
                                                     14,561         37,484
                                                  $  59,620      $  45,937
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                  $     296      $     194
Accrued property taxes                                  482            745
Tenant security deposit liabilities                     115            581
Other liabilities                                     3,009            488
Mortgage notes                                       30,088         32,619
Master loan and interest payable                    274,665        256,901
                                                    308,655        291,528
Partners' Deficit
General partner                                      (2,476)        (2,442)
Limited partners                                   (246,559)      (243,149)
                                                   (249,035)      (245,591)
                                                  $  59,620      $  45,937

Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)



                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        1999      1998       1999       1998
Revenues:
Rental income                        $  3,172   $ 4,563   $ 11,959   $ 13,368
Other income                              273       424        928      1,050
Gain on sale of investment property    15,517        52     15,517         52
Total revenues                         18,962     5,039     28,404     14,470
Expenses:
Operating                               1,906     2,119      5,992      6,185
General and administrative                126       153        350        498
Interest                                7,170     6,578     21,348     19,783
Depreciation                            1,062     1,274      3,367      3,698
Property taxes                             30       323        751        967
Casualty loss                              33        --         33         --
Total expenses                         10,327    10,447     31,841     31,131

Income (loss) before extraordinary
  item                                  8,635    (5,408)    (3,437)   (16,661)

Extraordinary loss on early
  extinguishment of debt                   (7)       --         (7)        --

Net income (loss)                    $  8,628   $(5,408)  $ (3,444)  $(16,661)

Net income (loss) allocated
to general partner (1%)              $     86   $   (54)  $    (34)  $   (167)

Net income (loss) allocated
to limited partners (99%)               8,542    (5,354)    (3,410)   (16,494)
                                     $  8,628   $(5,408)  $ (3,444)  $(16,661)


                 See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)
                                 (in thousands)


                                     General        Limited
                                     Partner       Partners         Total

Partners' deficit at
December 31, 1997                   $ (2,216)     $(220,762)    $ (222,978)

Net loss for the nine months
ended September 30, 1998                (167)       (16,494)       (16,661)

Partners' deficit
at September 30, 1998               $ (2,383)     $(237,256)    $ (239,639)

Partners' deficit
at December 31, 1998                $ (2,442)     $(243,149)    $ (245,591)

Net loss for the nine months
ended September 30, 1999                 (34)        (3,410)        (3,444)

Partners' deficit at
September 30, 1999                  $ (2,476)     $(246,559)    $ (249,035)

                 See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
Cash flows from operating activities:
Net loss                                                $ (3,444)   $ (16,661)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Extraordinary loss on early extinguishment of debt             7
Gain on sale of properties                               (15,517)        (52)
Depreciation                                               3,367        3,698
Amortization of loan costs, lease commissions
   and ground lease                                          493          408
Casualty loss                                                 33           --
Bad debt                                                     110          106
  Change in accounts:
Receivables and deposits                                    (122)          (5)
Other assets                                                 556          (92)
Accounts payable                                             102         (182)
Accrued property taxes                                      (263)        (255)
Tenant security deposit liabilities                         (466)          30
Other liabilities                                          1,387         (161)
Interest on Master Loan                                   18,866       16,068
Net cash provided by operating activities                  5,109        2,902
Cash flows from investing activities:
Deposits to restricted escrows                              (106)        (604)
Property improvements and replacements                    (1,568)      (1,993)
Lease commissions paid                                      (439)        (527)
Proceeds from sale of investment property                 36,029           52
Net cash used in investing activities                     33,916       (3,072)
Cash flows from financing activities:
Principal payments on notes payable                         (215)        (213)
Principal payments on Master Loan                         (1,102)         (79)
Repayment of notes payable                                (2,316)          --
Prepayment penalty                                            (4)          --
Net cash used in financing activities                     (3,637)        (292)
Net increase (decrease) in cash and cash equivalents      35,388         (462)
Cash and cash equivalents at beginning of period           2,199        1,807
Cash and cash equivalents at end of period             $  37,587    $   1,345
Supplemental disclosure of cash flow information:
Cash paid for interest                                 $   2,530    $   3,632

                 See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Reclassifications: Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B _ TRANSFER OF CONTROL

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

NOTE C - CASUALTY EVENT

In April 1999, one of the Partnership's residential properties, Village Brooke, was hit by a tornado. As a result, all of the apartment units were destroyed. It is estimated that the property sustained a minimum of $12,000,000 in damages. Discussions with the insurance company are currently in progress. All of the property's fixed assets and related accumulated depreciation were written off in June 1999. The difference of approximately $2,933,000 has been recorded as an insurance receivable; therefore, no gain or loss relating to this damage has been recognized at September 30, 1999. A receivable for lost rents of approximately $500,000 has also been established. It is expected that a majority of the damage costs will be covered by insurance. Discussions are also expected to take place with the mortgage company concerning the monthly payments required to be made on the property's mortgage loan. Subsequent to March 31, 1999, the property received approximately $2,300,000 from the insurance company. These proceeds are being used for initial costs in the reconstruction of the property and to pay mortgage payments. At September 30, 1999, the difference of approximately $1,419,000 between these payments and proceeds received to date has been recorded as a deferred income liability. It is anticipated that the reconstruction period will last between twelve and twenty-four months. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land during the reconstruction period.

Also in April 1999, an electrical fire occurred at Town Center. At the time of the sale, the property had sustained approximately $172,000 in damages and realized a casualty loss of approximately $33,000. The purchaser of the property assumed the remainder of the expenses resulting from the fire (See Note D - Sale of Investment Property).

NOTE D - SALE OF INVESTMENT PROPERTY

On September 10, 1999, the five commercial properties located in Michigan (Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza) were sold to an unaffiliated third party for $26,125,000. After closing expenses of approximately $1,092,000 the net proceeds received by the Partnership were approximately $25,033,000. The sale of the properties resulted in a gain on sale of investment property of approximately $10,556,000.

On September 22, 1999, Town Center Plaza, located in Santa Ana, California, was sold to an unaffiliated third party for $11,650,000. After closing expenses of approximately $654,000, the net proceeds received by the Partnership were approximately $10,996,000. The Partnership used some of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $2,385,000. The sale of the property resulted in a gain on sale of investment property of approximately $4,961,000 and a loss on early extinguishment of debt of approximately $7,000.

NOTE E _ RELATED PARTY TRANSACTIONS

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the nine months ended September 30, 1999 and 1998. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the nine months ended September 30, 1999 and 1998 as follows:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses) $ 234 $ 675 Investment advisory fees (included in general
  and administrative expense)                                    134       129
Lease commissions                                                 --       381
Reimbursement for services of affiliates (included in
 operating, general and administrative expenses,
 and investment properties)                                      186       220
Real estate brokerage commissions (included in gain on sale
 of investment property)                                       1,134        --

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $234,000 and $250,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $425,000 for the nine months ended September 30, 1998. No such fees were paid for the nine months ended September 30, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the General Partner received investment advisory fees amounting to approximately $134,000 and $129,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $186,000 and $220,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in theses expenses for the nine months ended September 30, 1999 and 1998 is approximately $27,000 and $13,000, respectively, of reimbursements for construction oversight costs.

For acting as real estate broker in connection with the sales of six of the Partnership's commercial properties, the General Partner was paid a real estate commission of approximately $1,134,000 during the nine months ended September 30, 1999.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $575,000 and $1,069,000 for the nine months ended September 30, 1999 and 1998, respectively. No advances were made under the Master Loan Agreement during the nine months ended September 30, 1999 or 1998. Additionally, CCEP/2 made principal payments on the Master Loan of $1,102,000 in 1999. These funds were received from distributions from three affiliated partnerships and excess cash. Subsequent to September 30, 1999 CCEP/2 made a principal payment on the Master Loan of $32,000,000 from proceeds received from the sale of the six commercial properties as discussed above (see Note D - Sale of Investment Properties).

On June 18, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase all of the total outstanding limited partnership interest in the Partnership for a purchase price of $300 per limited partnership interest. The offer expired on July 30, 1999. As of September 30, 1999, no interests were acquired. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE F - MASTER LOAN AND ACCRUED INTEREST PAYABLE

The Master Loan principal and accrued interest payable balances at September 30, 1999 and December 31, 1998, are approximately $274,665,000 and approximately $256,901,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to CCIP/2 under the terms of the Master Loan Agreement.

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

The Partnership's remaining commercial property, Richmond Plaza, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the first quarter of 2000. However, there can be no assurance that the sale will be consummated.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

Results of Operations

The Partnership realized net (loss) income of approximately ($72,000) and $310,000 for the three and nine months ended September 30, 1999 as compared to net (loss) income of approximately ($105,000) and $28,517,000 for the three and nine months ended September 30, 1998. Net income decreased for both the three and nine months ended September 30, 1999 due to a decrease in total revenues which was offset by a decrease in total expenses. The decrease in total revenues for the nine months ended September 30, 1999 is due primarily to the fact that there was no reduction of provision for impairment loss during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As discussed in "Item 1. Financial Statements, Note D _ Net Investment in Master Loan," the Partnership recorded interest income of approximately $575,000 with no reduction of allowance for impairment loss for September 30, 1999. The Partnership recorded interest income of approximately $1,069,000 and recorded a reduction of allowance for impairment loss of approximately $27,586,000 for the nine months ended September 30, 1998.
Interest income on investments decreased due to a reduction in the cash balance in interest-bearing money market accounts as a result of the distributions to partners made during 1999.

The decrease in net income was partially offset by a decrease in total expenses resulting from a decrease in general and administrative expenses for the nine months ended September 30, 1999. General and administrative expenses decreased primarily due to a decrease in reimbursements to the General Partner and a reduction in the amount of legal fees incurred by the Partnership.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $7,789,000 as compared to approximately $11,089,000 at September 30, 1998. Cash and cash equivalents decreased approximately $3,180,000 for the nine months ended September 30, 1999 from the Partnership's year end, primarily due to approximately $4,496,000 of cash used in financing activities, which was partially offset by approximately $1,102,000 of cash provided by investing activities and approximately $214,000 of cash provided by operating activities. Cash provided by investing activities consisted primarily of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to the partners. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity requirements is directly related to the level of expenditures required to meet the ongoing needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service.

During the nine months ended September 30, 1999 the Partnership made a distribution of approximately $4,173,000 from operations, approximately $4,131,000 to the limited partners and $323,000 from surplus cash to the limited partners (approximately $4.54 per limited partnership unit from operations and $.36 per limited partnership unit from surplus cash). During the nine months ended September 30, 1998, the Partnership made a distribution from surplus cash of approximately $2,984,000 (approximately $3.28 per limited partnership unit). Subsequent to September 1999, the Partnership distributed approximately $22,000,000 from surplus cash to the limited partners (approximately $24.20 per limited partnership unit) and approximately $500,000 from operations (approximately $494,000 to the limited partners, or approximately $0.54 per limited partnership unit).

Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 1999 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $7,789,000, were greater than the reserve requirement of $6,991,000 at September 30, 1999.

During the nine months ended September 30, 1999, the Partnership received approximately $1,102,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan. Subsequent to September 30, 1999 the Partnership received a principal payment of $32,000,000 as a result of the sale of six commercial properties owned by CCEP/2 in September 1999.

CCEP/2 Property Operations

For the nine months ended September 30, 1999, CCEP/2's net loss totaled approximately $3,444,000 on total revenues of approximately $28,404,000. Total revenues includes approximately $15,517,000 of gain on sale of investment property as discussed below. Excluding the gain on sale of investment property and the results of operations for these same properties, CCEP/2 had a net loss of approximately $18,921,000 on total revenues of approximately $12,887,000 for the nine months ended September 30, 1999. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 1999, CCEP/2's statement of operations includes total interest expense attributable to the Master Loan of approximately $19,311,000, of which $18,866,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

In April 1999, one of the Partnership's residential properties, Village Brooke, was hit by a tornado. As a result, all of the apartment units were destroyed. It is estimated that the property sustained a minimum of $12,000,000 in damages. Discussions with the insurance company are currently in progress. All of the property's fixed assets and related accumulated depreciation were written off in September 1999. The difference of approximately $2,933,000 has been recorded as an insurance receivable; therefore, no gain or loss relating to this damage has been recognized at September 30, 1999. A receivable for lost rents of approximately $500,000 has also been established. It is expected that a majority of the damage costs will be covered by insurance. Discussions are also expected to take place with the mortgage company concerning the monthly payments required to be made on the property's mortgage loan. Subsequent to March 31, 1999, the property received approximately $2,300,000 from the insurance company. These proceeds are being used for initial costs in the reconstruction of the property and to pay mortgage payments. At September 30, 1999, the difference of approximately $1,419,000 between these payments and proceeds to date received has been recorded as a deferred income liability. It is anticipated that the reconstruction period will last between twelve and twenty-four months. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land during the reconstruction period.

Also in April 1999 an electrical fire occurred at Town Center. At the time of the sale, the property had sustained approximately $172,000 in damages and realized a casualty loss of approximately $33,000. This property was subsequently sold in September 1999 and the purchaser of the property assumed the remainder of the expenses resulting from the fire.

On September 10, 1999, the five commercial properties located in Michigan (Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza) were sold to an unaffiliated third party for $26,125,000. After closing expenses of approximately $1,092,000 the net proceeds received by the Partnership were approximately $25,033,000. The sale of the properties resulted in a gain on sale of investment property of approximately $10,556,000.

In addition, on September 22, 1999, Town Center Plaza, located in Santa Ana, California, was sold to an unaffiliated third party for $11,650,000. After closing expenses of approximately $654,000, the net proceeds received by the Partnership were approximately $10,996,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $2,316,000. The sale of the property resulted in a gain on sale of investment property of approximately $4,961,000 and a loss on early extinguishment of debt of approximately $7,000.

The Partnership's remaining commercial property, Richmond Plaza, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the first quarter of 2000. However, there can be no assurance that the sale will be consummated.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 286,049.86 (31.46% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $60 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 43,841.20 units. As a result, AIMCO and its affiliates currently own 320,093.10 units of limited partnership interest in the Partnership representing approximately 35.21% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the Loan.

Based upon the fact that the Loan is considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Loan.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               S-K Reference
               Number         Description

               27 Financial Data Schedule is filed as an exhibit to this report.


               b)   Reports on Form 8-K:

                    Current Report on Form 8-K filed on September 22, 1999 in connection with the sale of Lahser One, Lahser Two, Cresent Centre, Central Park Place, and Central Park Plaza by CCEP/2 on September 10, 1999.



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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                                 By:     CONCAP EQUITIES, INC.
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 12, 1999