Form 10-K
period 1999-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2000-03-30
CIK 719184

FORM 10-K --ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                            Issuer's telephone number

                                 (864) 239-1000

              Securities registered under Section 12(b) of the Exchange Act:

                                      None

              Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Amended by Exch. Act Rel No. 28869, eff. 5/1/91).

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I

Item 1.  Description of Business

General

Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. During 1999, 10.4 units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the General Partner) acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998 and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 370,955.70 units of limited partnership interest in the Partnership representing approximately 40.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

The Partnership's primary business and only industry segment is real estate related operations. See "Item 8. Financial Statements - Note A" for detailed disclosure of the Partnership's Segment Reporting. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former corporate general partner of the Partnership. See "Status of Master Loan" for a description of the loan and settlement of EP/2's bankruptcy. Through December 31, 1999, the Partnership had advanced a total of approximately $183,470,000 to EP/2 and its successor under the Master Loan (as defined in "Status of Master Loan"). As of December 31, 1999, the balance of the Master Loan, net of the allowance for possible losses, was approximately $18,374,000. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten
(10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns four (4) apartment buildings which secure the Master Loan.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents of the General Partner.

Status of Master Loan

Prior to 1989, the Partnership had loaned funds totaling approximately $176,000,000 to EP/2 subject to a nonrecourse note (the "Master Loan"), pursuant to the Master Loan Agreement dated July 22, 1983, between the Partnership and EP/2. The Partnership secured the Master Loan with deeds of trust or mortgages on real property purchased with the funds advanced as well as by the assignment and pledge of promissory notes from the partners of EP/2.

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P., ("CCEP/2") and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI has full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings. Under the new partnership agreement, CCEP/2 is managed by CHI primarily for the benefit of the Partnership. CCEP/2's primary objective is to conduct its business to maximize the Partnership's recovery under the New Master Loan Agreement.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1999, 1998, and 1997 is included in "Item 8. Financial Statements - Note A" and is an integral part of the Form 10-K.

Item 2.  Property

As of December 31, 1998 and 1999, the Partnership has no real estate assets.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 8. Financial Statements Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Units of Limited Partnership and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units aggregating $227,800,000. The Partnership currently has 25,903 holders of record owning an aggregate of 909,123.60 Units. Affiliates of the General Partner owned 370,955.70 units or approximately 40.80% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1997, 1998 and 1999.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/97 - 12/37/97           $ 9,992,000 (1)         $ 10.98

       01/01/98 - 12/31/98             2,985,000 (2)            3.28

       01/01/99 - 12/31/99            37,995,000 (3)           41.73

(1) Consists of $992,000 from operations which was distributed to all partners and $9,000,000 from refinancing proceeds of the CCEP/2 properties which was distributed 100% to the limited partners.

(2) Distribution was made from surplus funds which was distributed 100% to the limited partners.

(3) Consists of $323,000 from surplus funds and $32,000,000 from sale proceeds of CCEP/2 commercial proceeds distributed 100% to the limited partners and $5,672,000 from operations distributed to all partners.

The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 2000 or subsequent periods. In addition, the Partnership is restricted from making distributions if reserves equal to 5% of Net Invested Capital are not maintained.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998 and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 370,955.70 limited partnership interest in the Partnership representing approximately 40.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".


                                          FOR THE YEARS ENDED DECEMBER 31,
                                 1999       1998        1997       1996        1995
STATEMENTS OF OPERATIONS
                                          (in thousands, except unit data)

Total Revenues                $  1,328   $ 15,367    $  6,755   $  2,070    $  4,065

Total Expenses                    (520)      (820)       (480)    (2,649)     (6,681)

Net income (loss)             $    808   $ 14,547    $  6,275   $   (579)   $ (2,616)

Net income (loss) per
 Limited Partnership Unit     $    .88   $  15.84    $   6.83   $   (.63)   $  (2.85)

Distributions per Limited
  Partnership Unit            $  41.73   $   3.28    $  10.98   $     --    $   3.27

Limited Partnership Units
  outstanding                  909,124    909,134     909,134    909,138     909,138

                                                 AS OF DECEMBER 31,
BALANCE SHEETS                   1999       1998        1997       1996        1995
                                                   (in thousands)

Total assets                  $ 25,323   $ 62,466    $ 50,906   $ 54,636    $ 55,494


Item 7.    Management's   Discussion  and  Analysis of Financial  Condition  and
           Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1999 Compared with 1998

The Partnership realized net income of approximately $808,000 and $14,547,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in net income is due to a decrease in total revenues, which was slightly offset by a decrease in total expenses. The decrease in total revenues is due to the reduction of provision for impairment loss recognized during 1998 and to a lesser extent a decrease in interest income on net investment in Master Loan to an affiliate and interest income on investments. As discussed in "Item 8. Note C
- Net Investment in Master Loan", the Partnership recorded interest income of approximately $998,000 and $1,200,000 for the years ended December 31, 1999 and 1998, respectively. No reduction of allowance for impairment loss was recorded for the year ended December 31, 1999. As the fair value of the remaining collateral properties underlying the Master Loan did not significantly change from their fair value at December 31, 1998, no change to the allowance was deemed necessary during 1999. Interest income on investments decreased due to a reduction in the cash balance in interest-bearing money market accounts as a result of the distributions to partners made during 1999. The decrease in total revenues was partially offset by a decrease in total expenses resulting from a decrease in general and administrative expenses for the year ended December 31, 1999. General and administrative expenses decreased primarily due to a decrease in reimbursements to the General Partner and a reduction in the amount of legal fees incurred by the Partnership.

1998 Compared with 1997

The Partnership reported net income of approximately $14,547,000 and $6,275,000 for the years ended December 31, 1998 and 1997, respectively. The increase in net income is due to an increase in total revenues which was slightly offset by an increase in total expenses. The increase in revenues is due to the reduction of provision for impairment loss and to a lesser extent an increase in interest income on net investment in Master Loan to affiliate. As discussed in "Item 8. Note C - Net Investment in Master Loan," the Partnership recorded interest income of approximately $1,200,000 and $870,000 and recorded a reduction of allowance for impairment loss of approximately $13,586,000 and $5,328,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for impairment loss was reduced because the fair value of the collateral properties underlying the Master Loan was increased as a result of capital improvements and repairs performed over the last few years, changing market conditions and improved operations at such properties which include increased occupancy rates. (See table and comments below for details of the average annual occupancy and rental rates for 1999, 1998 and 1997.) Without giving effect to the reduction of provision for impairment loss, the Partnership generated net income for the year ended December 31, 1998 of $961,000 as compared to $947,000 for the year ended December 31, 1997. Expenses increased due to an increase in general and administrative expenses resulting from increased legal fees. Legal fees increased due to the lawsuits which have since been finalized as disclosed in previous quarters.


                         1998 Average          1997 Average         1996 Average
                            Annual                Annual               Annual

                                 Rental                Rental               Rental
                    Occupancy     Rate     Occupancy    Rate    Occupancy    Rate
Residential

Canyon Crest           96%       $ 8,776      96%     $ 8,485      95%     $ 8,100
Highcrest Townhomes    95%        10,298      95%       9,789      94%       9,559
Windmere               95%         7,106      95%       6,583      84%       5,985
Village Brooke         88%         7,700      90%       7,324      89%       7,116

Commercial (1) (2)

Lahser Center I        96%         14.10      96%        13.80     87%       12.06
Lahser Center II       95%         13.49     100%        13.33    100%       13.64
Crescent Centre        97%         12.42      86%        12.76     93%       10.91
Richmond Plaza         85%         12.58      89%        11.68     90%       11.40
Town Center Plaza      90%         13.98      75%        12.90     71%       13.43
Central Park Plaza     96%         15.02      97%        14.68     95%       12.68
Civic Center           98%         14.65      95%        13.82     90%       13.66

(1)   Commercial average annual rental rate is per square foot.
(2)   Investment properties were sold during 1999.


The General Partner attributed the increase in the net realizable value of the collateral properties securing the Master Loan, with the exception of Richmond Plaza, to an increase in occupancy and/or average rental rates as presented in the table above. The increase in occupancy at the properties is attributable to approximately $9,721,000 of combined capital improvements that have been made to most of the properties over the past few years. These improvements were funded from the various properties' operations and cash flows as the advances from the Partnership to CCEP/2 for operating needs total approximately $1,150,000 for 1998, 1997 and 1996. The underlying asset values of the properties support the net reduction in the allowance for impairment loss of approximately $13,586,000 recorded during 1998. During the fourth quarter of 1998, the Partnership recorded a $14,000,000 increase in the allowance for impairment loss due to the continuing evaluation of the collateral properties resulting from appraisals received during February 1999 on several of the collateral properties and additional information received concerning Richmond Plaza.

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $6,846,000 as compared to approximately $10,969,000 at December 31, 1998. The net decrease of approximately $4,123,000 is due to approximately $37,995,000 of cash used in financing activities, which was partially offset by approximately $33,111,000 of cash provided by investing activities and approximately $761,000 of cash provided by operating activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners.

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $10,969,000 as compared to approximately $12,417,000 at December 31, 1997. The net decrease of approximately $1,448,000 is due to approximately $65,000 of cash used in investing activities and approximately $2,985,000 of cash used in financing activities which was partially offset by approximately $1,602,000 of cash provided by operating activities. Cash used in investing activities consisted of advances on the Master Loan which was partially offset by principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state, local, legal, and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service.

The Partnership made distributions totaling approximately $37,995,000 (of which $37,939,000 was to the limited partners or approximately $41.73 per limited partnership unit) during the twelve months ended December 31, 1999. During the twelve months ended December 31, 1998, the Partnership made distributions of approximately $2,985,000 (approximately $3.28 per limited partnership unit). During the twelve months ended December 31, 1997, the Partnership made a distribution of approximately $9,992,000 (of which $9,982,000 was to the limited partners approximately $10.98 per limited partnership unit). Future cash distributions will depend on CCEP/2's ability to make payments on account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will have sufficient funds from operations to permit any additional distributions to its partners in 2000 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $6,846,000 were greater than the reserve requirement of approximately $5,391,000 at December 31, 1999.

CCEP/2 Property Operations

CCEP/2 had net income of approximately $1,797,000 for the year ended December 31, 1999, versus a net loss of $22,613,000 for the year ended December 31, 1998. The increase in net income was primarily due to a gain on sale of discontinued operations and to, a lesser extent, a casualty gain at Village Brooke as discussed below. Excluding the impact of discontinued operations and the casualty gain at Village Brooke, CCEP/2 had a net loss of approximately $24,401,000 for the year ended December 31, 1999 on revenues of approximately $6,207,000, versus a net loss of approximately $23,869,000 for the year ended December 31, 1998 on revenues of $6,985,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 1999, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $24,962,000. Approximately $998,000 of required cash flow payments were made to CCIP/2 during 1999 and classified as interest income. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

During the year ended December 31, 1999, the Partnership received approximately $33,111,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

On  September  10,  1999,  the five  commercial  properties  located in Michigan
(Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza) were sold to an unaffiliated third party for $26,125,000. After closing expenses of approximately $1,727,000 the net proceeds received by the Partnership were approximately $24,398,000. The sale of the properties resulted in a gain on sale of investment property of approximately $10,392,000.

On September 22, 1999, Town Center Plaza, located in Santa Ana, California, was sold to an unaffiliated third party for $11,650,000. After closing expenses of approximately $1,004,000, the net proceeds received by the Partnership were approximately  $10,646,000.  The Partnership  used some of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $2,316,000. The sale of the property resulted in a gain on sale of investment property of approximately $4,862,000 and a loss on early extinguishment of debt of approximately $7,000.

On December 23, 1999, Richmond Plaza, located in Richmond, Virginia, was sold to an unaffiliated third party for $14,900,000. Closing expenses were approximately $784,000. The debt encumbering the property of approximately $14,500,000 was assumed by the buyer. The sale of the property resulted in a gain on sale of investment property of approximately $5,499,000 and a loss on early extinguishment of debt of approximately $24,000.

In April 1999, one of CCEP/2's residential properties, Village Brooke, was completely destroyed by a tornado. It is currently estimated that the property sustained approximately $16,000,000 in damages. As of December 31, 1999, $10,000,000 in insurance proceeds have been received with additional insurance proceeds expected in the future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $750,000 and expenses of approximately $845,000 have been recorded as of December 31, 1999 which resulted in a casualty gain of approximately $5,473,000 at December 31, 1999. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land. The General Partner is currently evaluating and surveying the land to determine possible new construction of the property.

In April 1999, an electrical fire occurred at Town Center. The property sustained approximately $181,000 in damages and realized a casualty loss of approximately $33,000. This property was subsequently sold in September 1999 (see above) and the purchaser of the property assumed the remaining obligation related to the fire.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7a.    Market Risk Factors

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

Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditor for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Loan. See "Item 8 - Financial Statements and Supplementary Data - Note C" for further information.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPTIAL INSTITIONAL PROPERTIES/2, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheets as of December 31, 1999 and 1998

      Statements of Operations for the Years ended December 31, 1999, 1998 and 1997

      Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 1999, 1998 and 1997

      Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997

      Notes to Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners

Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 8, 2000

                     CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS

                             (in thousands, except unit data)



                                                                  December 31,
                                                                1999          1998
Assets

   Cash and cash equivalents                               $  6,846       $ 10,969
   Accounts receivable                                           92             --
   Other assets                                                  11             12

   Investment in Master Loan to affiliate                    47,503         80,614
      Less: Allowance for impairment loss                   (29,129)       (29,129)
                                                             18,374         51,485
                                                           $ 25,323       $ 62,466
Liabilities and Partners' (Deficit) Capital
Liabilities

   Other liabilities                                       $     58       $     14
   Distributions payable                                        141            141
                                                                199            155
Partners' (Deficit) Capital

   General partner                                             (410)          (362)
   Limited partners (909,123.60 outstanding at
      December 31, 1999 and 909,134 outstanding at 1998)     25,534         62,673
                                                             25,124         62,311
                                                           $ 25,323       $ 62,466

                      See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPTIAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS

                         (in thousands, except unit data)


                                                            Years Ended December 31,
                                                           1999         1998       1997
Revenues:
   Interest income on net investment
     in Master Loan to affiliate                        $   998       $ 1,200     $   870
   Reduction of provision for impairment loss                --        13,586       5,328
   Interest income on investments                           330           581         557
      Total revenues                                      1,328        15,367       6,755

Expenses:
   General and administrative                               520           820         480
      Total expenses                                        520           820         480

Net income (Note I)                                     $   808       $14,547     $ 6,275


Net income allocated to general partner (1%)            $     8       $   145     $    63

Net income allocated to limited partners (99%)              800        14,402       6,212

                                                        $   808       $14,547     $ 6,275

Net income per Limited Partnership Unit                 $   .88       $ 15.84     $  6.83

Distribution per Limited Partnership Unit               $ 41.73       $  3.28     $ 10.98

                      See Accompanying Notes to Financial Statements



                     CONSOLIDATED CAPTIAL INSTITUTIONAL PROPERTIES/2

                   STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                             (in thousands, except unit data)


                                                                              Total
                                         Limited                             Partners
                                       Partnership    General     Limited    Capital
                                          Units       Partners   Partners   (Deficit)

Original capital contributions           912,182       $    1    $228,046   $228,047

Partners' (deficit) capital
   at December 31, 1996                  909,138       $ (560)   $ 55,026   $ 54,466

Distributions to partners                                 (10)     (9,982)    (9,992)

Net income for the year ended
   December 31, 1997                                       63       6,212      6,275

Partners' (deficit) capital at
   December 31, 1997                     909,134         (507)     51,256     50,749

Distributions to partners                                  --      (2,985)    (2,985)

Net income for the year ended
   December 31, 1998                                      145      14,402     14,547

Partners' (deficit) capital at
   December 31, 1998                     909,134         (362)     62,673     62,311

Distributions to partners                                 (56)    (37,939)   (37,995)

Net income for the year ended
   December 31, 1999                                        8         800        808

Partners' (deficit) capital

   at December 31, 1999                  909,124     $   (410)   $ 25,534   $ 25,124

                      See Accompanying Notes to Financial Statements

                     CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS

                                      (in thousands)


                                                         Year Ended December 31,
                                                       1999        1998        1997
Cash flows from operating activities:

  Net income                                          $ 808      $ 14,547     $ 6,275
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Reduction of provision for impairment loss              --     (13,586)     (5,328)
   Change in accounts:
      Interest receivable on Master Loan                  (92)        634        (634)
      Other assets                                          1           9          13
      Accounts payable                                     --          (6)          6
      Other liabilities                                    44           4         (19)

          Net cash provided by operating
           activities                                     761       1,602         313

Cash flows from investing activities:

  Advances on Master Loan                                  --        (220)       (150)
  Principal receipts on Master Loan                    33,111         155       3,768

          Net cash provided by (used in)
            investing activities                       33,111         (65)      3,618

Cash flows used in financing activities:

  Distributions to partners                           (37,995)     (2,985)     (9,992)

Net decrease in cash and cash equivalents              (4,123)     (1,448)     (6,061)

Cash and cash equivalents at beginning
  of period                                            10,969      12,417      18,478

Cash and cash equivalents at end of period           $ 6,846     $ 10,969    $ 12,417

                      See Accompanying Notes to Financial Statements

                     CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. Through December 31, 1999, the Partnership had advanced approximately $183,470,000 under the Master Loan.

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"). EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI has full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings. See "Note C" for further discussion of EP/2's bankruptcy settlement.

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control." The directors and officers of the General Partner also serve as executive officers of AIMCO.
The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership commenced operations on July 22, 1983. The Partnership was formed for the benefit of its Limited Partners to lend funds to Equity Partners/Two ("EP/2").

The Partnership is the holder of a note receivable which is collateralized by four apartment properties located throughout the United States.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment in Master Loan: The Partnership has adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan"("Statement 114"). Under the standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with "Statement 114" is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The Unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Partners' (Deficit) Capital: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. "Distributable Cash from Operations", as defined in the Partnership Agreement, is to be allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of surplus funds are to be allocated 100% to the Limited Partners.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,133.60 Units outstanding in 1999, 1998 and 1997.

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

Allowance for Impairment Loss: Allowances to reduce the carrying cost of the Master Loan are provided when it is probable that reasonably estimable net realizable values are less than the recorded carrying cost of such investment. Gains or losses that result from the ongoing periodic evaluation of the net realizable value of the Master Loan are credited or charged, as appropriate, to operations in the period in which they are identified. If a collateral party is sold, CCEP/2 remains liable for any outstanding debt under the Master Loan Agreement, however, the value of the net investment in Master Loan on the Partnership's books would be written down to the appropriate level.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Net Investment in Master Loan

At December 31, 1999, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114") "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the years ended December 31, 1998 and 1997, the Partnership recorded approximately $13,586,000 and $5,328,000 respectively, in income based upon an increase in the fair value of the collateral. No such income was recorded in 1999 as the recorded value of the Master Loan approximated the fair value of the collateral at December 31, 1999.

The principal balance of the Master Loan due to the Partnership totaled approximately $47,503,000 and $80,614,000 at December 31, 1999 and 1998,
respectively. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $23,964,000, $22,609,000 and $21,070,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

At December 31, 1999 and 1998, such cumulative unrecognized interest totaling approximately $200,943,000 and $176,979,000 was not included in the balance of the investment in Master Loan as it is not expected to be collected. The allowance for possible losses totaled approximately $29,129,000 at December 31, 1999 and 1998.

No advances were made to CCEP/2 during the year ended December 31, 1999 as an advance on the Master Loan. During the year ended December 31, 1998, an advance of $220,000 was made to CCEP/2 as an advance on the Master Loan. CCEP/2 has approximately $15,557,000 in liens on the collateral that are superior to the Master Loan.

The investment in Master Loan consists of the following:

                                                As of December 31,
                                                1999           1998
                                                  (in thousands)
  Master Loan funds advanced, at

    beginning of year                        $ 80,614        $ 80,549
  Advances on Master Loan                          --             220
  Principal receipts on Master Loan           (33,111)           (155)
  Master Loan funds advanced, at
    end of year                              $ 47,503        $ 80,614

The allowance for impairment loss on Master Loan to affiliates consists of the following:


                                                        As of December 31,
                                                   1999         1998        1997
                                                          (in thousands)

Allowance for impairment loss on Master
   Loan to affiliates, beginning of year       $ 29,129     $ 42,715     $ 48,043
 Reduction of provision for impairment loss          --      (13,586)      (5,328)

 Allowance for impairment loss on Master
   Loan to affiliates, end of year             $ 29,129     $ 29,129     $ 42,715


The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $13,586,000 net reduction in the provision for impairment loss that was recognized during the year ended December 31, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner has seen a consistent increase in the net realizable value of the collateral properties, taken as a whole, over the past two years (1998 and 1997). The increase is deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This has enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as the total amount borrowed on the master loan or from other sources in the past few years for this purpose totals $1,150,000. Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the year ended December 31, 1998.

Approximately $998,000, $1,200,000 and $870,000 for the years ended December 31, 1999, 1998, and 1997, respectively was recorded as interest income on investment in the Master Loan to an affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of approximately $575,000 was received from Consolidated Capital Equity Partners/2 L.P. ("CCEP/2") during the second quarter of 1999. A cash payment of approximately $423,000 was received during the fourth quarter of 1999 from CCEP/2. A cash payment of approximately $634,000 was received during the first quarter of 1998 for interest income recognized in 1997. A cash payment of approximately $564,000 for the interest income recorded in the first quarter of 1998 was received during the second quarter of 1998. A cash payment of approximately $505,000 was received from CCEP/2 during the third quarter of 1998. A cash payment of approximately $131,000 was received from CCEP/2 during the fourth quarter for interest income recognized in the fourth quarter of 1998. In accordance with the terms of the Master Loan Agreement the Partnership received approximately $32,034,000 of net proceeds from the sale of seven of CCEP/2's properties during 1999.

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow after third party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matures in November 2000. The Partnership is currently evaluating its options as to the maturity of the Master Loan in November 2000. The options include foreclosing on the properties that collateralize the Master Loan or extending the terms of the loan.

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

EP/2's Bankruptcy Settlement: In November 1990, pursuant to EP/2's reorganization plan described in "Note A", the Partnership and EP/2 consummated a closing pursuant to which: (1) the Partnership and EP/2 executed the New Master Loan Agreement more fully described below; (2) CCEP/2 renewed the deeds of trust on all the collateral securing the Master Loan; (3) the Partnership received cash of approximately $2,500,000, including $1,800,000 from the general partners of EP/2 related to their promissory notes; (4) the Partnership accepted assignment of certain partnership interests in affiliated partnerships (the "Affiliated Partnership Interests"), which were valued by management of the Partnership at approximately $2,500,000, as additional collateral securing the Master Loan; and (5) all claims between the Partnership and EP/2's general partners were released.

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

Note D - Transaction with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were made to the General Partner and affiliates during the years ended December 31, 1999, 1998, and 1997:

                                                For the years ended December 31,
                                                   1999        1998        1997
                                                         (in thousands)
Reimbursements for services of affiliates
  (included in general and administrative
     expenses)                                    $ 217        $ 303      $ 278

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $217,000, $303,000 and $278,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Several tender offers were made by various parties, including affiliates of the General Partners, during the years ended December 31, 1999, 1998 and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 370,955.70 units of limited partnership interest in the Partnership representing approximately 40.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note F - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $6,846,000, were more than the reserve requirement of approximately $5,391,000 at December 31, 1999.

Note G - Distribution

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1997, 1998 and 1999.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/97 - 12/37/97           $ 9,992,000 (1)         $ 10.98

       01/01/98 - 12/31/98             2,985,000 (2)            3.28

       01/01/99 - 12/31/99            37,995,000 (3)           41.73

(1) Consists of $992,000 from operations which was distributed to all partners and $9,000,000 from refinancing proceeds of the CCEP/2 properties which was distributed 100% to the limited partners. ($9,982,000 to the limited partners, $10.98 per limited partnership unit).

(2) Distribution was made from surplus funds which was distributed 100% to the limited partners. (approximately $3.28 per limited partnership unit).

(3) Consists of $323,000 from surplus funds and $32,000,000 from sale proceeds of CCEP/2 commercial proceeds distributed 100% to the limited partners and $5,672,000 from operations distributed to all partners ($37,939,000 to the limited partners, $41.73 per limited partnership unit).

Note H - Abandonment of Units

In 1999, the number of limited partnership units decreased by 10 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquished all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income (loss) per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year.

Note I - Partner Tax Information

The following is a reconciliation between net income as reported in the financial statements and federal taxable (loss) income allocated to the partners in the Partnership's information return for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per unit data):


                                                    1999          1998        1997

Net income as reported                           $   808       $ 14,547    $  6,275
Add (deduct):
   Accrued expenses                                   44              4         (19)
   Interest income                                (1,129)        (1,200)       (870)
   Valuation allowances                               --        (13,586)     (5,328)
   Other                                              35             36          --

Federal taxable (loss) income                    $  (312)      $   (199)   $     58

Federal taxable (loss) income per
     limited partnership unit                    $  (.34)      $   (.22)   $    .06


The tax basis of the Partnership's assets and liabilities is approximately $78,891,000 greater than the assets and liabilities as reported in the financial statements at December 31, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                      CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                                 AS OF DECEMBER 31, 1999


LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Partners' Deficit for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners

Consolidated Capital Equity Partners/Two L.P.

We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners/Two L.P. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Equity Partners/Two L.P. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Partnership has incurred operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance which matures in 2000. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liability that may result from the outcome of this uncertainty.

As discussed in Note K to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 8, 2000


                      CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                      (in thousands)

                                                                  December 31,
                                                               1999          1998
Assets

  Cash and cash equivalents                                   $ 3,747        $ 2,199
  Restricted cash                                               7,750             --
  Receivables and deposits (net of allowance of $260)             853          2,142
  Restricted escrows                                              139          1,699
  Other assets                                                    260          2,413
  Investment properties: (Notes F and H)
      Land                                                      2,731         10,498
      Buildings and related personal property                  17,228         91,462
                                                               19,959        101,960
      Less accumulated depreciation                           (11,317)       (64,476)
                                                                8,642         37,484

                                                             $ 21,391       $ 45,937
Liabilities and Partners' Deficit
Liabilities

  Accounts payable                                            $ 323         $    194
  Tenant security deposit liabilities                             194            581
  Accrued property taxes                                          546            745
  Other liabilities                                               812            488
  Mortgage notes (Note F)                                      15,557         32,619
  Master loan and interest payable (Note E)                   247,753        256,901

                                                              265,185        291,528
Partners' Deficit

  General Partner                                               (2,424)       (2,442)
  Limited Partners                                           (241,370)      (243,149)
                                                             (243,794)      (245,591)

                                                             $ 21,391       $ 45,937

               See Accompanying Notes to Consolidated Financial Statements


                      CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (in thousands)


                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                    1999        1998        1997
Revenues:                                                    (restated)  (restated)

   Rental income                                 $  5,597    $  6,322    $  6,109
   Other income                                       610         663         492
   Casualty gain                                    5,473          --          --
      Total revenues                               11,680       6,985       6,601
Expenses:
   Operating                                        2,173       2,805       2,959
   General and administrative                         510         991         766
   Depreciation                                     1,145       1,438       1,363
   Interest                                        26,210      25,061      23,180
   Property taxes                                     570         559         556

      Total expenses                               30,608      30,854      28,824

Loss before discontinued operations and
  extraordinary item                              (18,928)    (23,869)    (22,223)

Income (loss) from discontinued operations              3       1,204        (398)

Gain on sale of discontinued operations            20,753          52       2,739

Income (loss) before extraordinary item             1,828     (22,613)    (19,882)
Extraordinary loss on debt extinguishment             (31)         --          --
Net income (loss)                                $  1,797    $(22,613)   $(19,882)
Net income (loss) allocated to general
  partner (1%)                                   $     18    $   (226)   $   (199)
Net income (loss) allocated to limited
 partners (99%)                                     1,779     (22,387)    (19,683)
                                                 $  1,797    $(22,613)   $(19,882)

               See Accompanying Notes to Consolidated Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                  (in thousands)


                                      General        Limited
                                      Partner        Partners        Total

Partners' deficit at
   December 31, 1996                 $ (2,017)      $(201,079)   $ (203,096)

Net loss for the year ended
   December 31, 1997                     (199)        (19,683)      (19,882)

Partners' deficit
   at December 31, 1997                (2,216)       (220,762)     (222,978)

Net loss for the year ended
   December 31, 1998                     (226)        (22,387)      (22,613)

Partners' deficit at
   December 31, 1998                   (2,442)       (243,149)     (245,591)

Net income for the year ended
   December 31, 1999                       18           1,779         1,797

Partners' deficit at
   December 31, 1999                 $ (2,424)      $(241,370)   $ (243,794)

               See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                             1999       1998        1997
Cash flows from operating activities:

  Net income (loss)                                       $  1,797   $ (22,613)  $ (19,882)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
   Depreciation                                              3,843       4,975       4,822
   Amortization of loan costs, lease commissions
      and ground lease                                          60         605         641
   Gain on disposal of properties                               --        (52)     (2,739)
   Gain on sale of discontinued operations                 (20,753)         --          --
   Extraordinary loss on early extinguishment of debt           31          --          --
   Casualty gain                                            (5,473)         --          --
  Change in accounts:
      Restricted cash                                       (7,750)         --          --
      Receivables and deposits                               1,218        (178)        224
      Other assets                                             337         (48)         (2)
      Accounts payable                                          56        (429)         94
      Tenant security deposit liabilities                     (387)         17           8
      Accrued property taxes                                  (199)        (25)        254
      Other liabilities                                       (123)        (94)        175
      Interest on Master Loan                               23,963      21,975      21,704
       Net cash (used in) provided by operating
          activities                                        (3,380)      4,133       5,299
Cash flows from investing activities:
  Insurance proceeds received                                8,406          --          --
  Property improvements and replacements                    (2,431)     (2,591)     (3,022)
  Proceeds from sale of investment properties               35,180          52       3,350
  Net withdrawals from (deposits to) restricted escrows       (550)       (454)       (583)
  Lease commissions paid                                        --        (527)       (583)
  Distributions from investment in limited partnerships         --          --         336
       Net cash provided by (used in) investing
        activities                                          40,605      (3,520)       (502)
Cash flows from financing activities:
  Prepayment penalty                                            (4)         --          --
  Advances on Master Loan                                       --         220         150
  Loan costs paid                                               --          --         (29)
  Principal payments on mortgage notes payable                (247)       (286)       (275)
  Principal payments on Master Loan                        (33,111)       (155)     (3,768)
  Repayment of mortgage notes payable                       (2,315)         --          --
       Net cash used in financing activities               (35,677)       (221)     (3,922)
Net increase in cash and cash equivalents                    1,548         392         875
Cash and cash equivalents at beginning of period             2,199       1,807         932
Cash and cash equivalents at end of period                $  3,747    $  2,199   $   1,807
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  3,630    $  4,306   $   2,920

               See Accompanying Notes to Consolidated Financial Statements


                  CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Summary of Significant Accounting Policies

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matures in 2000. The Partnership realized net income of approximately $1,797,000 for the year ended December 31, 1999. This was due to the recognition of a gain on the sale of discontinued operations of approximately $20,753,000 relating to the sales of all seven of the Partnership's commercial properties. The Partnership incurred a loss before the gain on the sale of discontinued operations of approximately $18,928,000. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to CCIP/2 under the Master Loan of approximately $247,753,000, including accrued interest, matures in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options on maturity. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At December 31, 1999, partners' deficit was approximately $243,794,000.

The General Partner expects revenues from the four investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP/2 the Master Loan balance, including accrued interest, in the event it is not renegotiated.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Organization: Equity Partners/Two ("EP/2"), a California Corporate General Partnership, was formed on April 28, 1983, to engage in the business of acquiring, operating and holding equity investments in income-producing real estate properties. Certain of the general partners of EP/2 were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of CCIP/2 (as defined below). On November 16, 1990, pursuant to the bankruptcy settlement discussed below, EP/2's general partners executed a new partnership agreement (the "New Partnership Agreement") whereby EP/2 converted from a general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"). The general partners of EP/2 became limited partners of CCEP/2. ConCap Holdings, Inc. ("CHI"), a Texas corporation, is CCEP/2's General Partner.

The operations of EP/2 were financed substantially through nonrecourse notes with participation interests (the "Master Loan") from Consolidated Capital Institutional Properties/2 ("CCIP/2"), a California limited partnership. These notes are secured by the real properties owned by and notes receivable on sold properties owed to CCEP/2. The Partnership Agreement provides that the Partnership is to terminate on June 24, 2011 unless terminated prior to such date. The Partnership commenced operations on April 28, 1983. The Partnership operates four apartment properties located in Colorado, Illinois, Ohio and Texas. Six commercial properties were sold in September, 1999 and one commercial property was sold in December 1999.

Principles of Consolidation: The financial statements include all the amounts of the Partnership and its 99.00% owned partnership. The General Partner of the consolidated partnerships is ConCap Holdings, Inc. ConCap Holdings Inc. may be removed as the general partner of the consolidated partnership by the
Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

EP/2 Bankruptcy and Reorganization: During 1989, EP/2 defaulted on certain interest payments that were due to CCIP/2 under the Master Loan and, before CCIP/2 was able to exercise its remedies for such default, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding ("Chapter 11").

On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). On November 16, 1990, CCIP/2 consummated a closing under the Plan pursuant to which: (1) CCIP/2 and EP/2 executed an amended and restated loan agreement ("New Master Loan Agreement"); (2) CCEP/2 renewed the deeds of trust on all collateral securing the Master Loan; (3) EP/2 paid CCIP/2 cash of approximately $2.5 million, including $1.8 million contributed by the Corporate General Partners of EP/2 related to their promissory notes; (4) the general partners of EP/2 contributed certain partnership interests in affiliated partnerships ("General Partnership Interests"), which were valued by management of CCIP/2 at approximately $2.5 million, that were assigned to CCIP/2 as additional collateral securing the Master Loan and (5) all liabilities and claims between EP/2's general partners and CCIP/2 were released. See "Note E" for a description of the terms of the New Master Loan Agreement.

The Corporate Managing General Partner of EP/2 was Consolidated Capital Enterprises, Inc. ("CCEI"), a Georgia corporation. In December 1988, CCEC filed for Chapter 11 protection. In October 1990, as part of CCEC's reorganization plan, CCEC sold its general partner interest in CCIP/2 to ConCap Equities, Inc. ("CEI"), a Delaware corporation. Pursuant to the New Partnership Agreement as discussed above, CHI, a wholly-owned subsidiary of CEI, became the sole general partner of CCEP/2, replacing CCEI, and the former general partners of EP/2 became limited partners of CCEP/2. Pursuant to the New Partnership Agreement, CCEP/2 is managed by CHI and CHI has full discretion with respect to conducting CCEP/2's business. CHI and the limited partners are hereinafter referred to collectively as the "Partners." All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Apartment Investment and Management Company ("AIMCO"). (See Note B - Transfer of Control), which was acquired through two transactions in December 1994 and October 1995.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

 Restricted Cash: Includes insurance proceeds received to date related to the casualty at Village Brooke (see Note C) net of costs incurred. This money is restricted to be used to reconstruct the property.

 Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note K).

Loan Costs: Loan costs of approximately $418,000 and approximately $607,000 at December 31, 1999 and 1998, respectively, less accumulated amortization of approximately $198,000 and $251,000, at December 31, 1999 and 1998, respectively are included in other assets and are being amortized on a straight-line basis over the life of the loans. The amortization expense is included in interest expense. As a result of the sale of Town Center and Richmond Plaza, loan costs of approximately $27,000, net of accumulated amortization were written off in 1999.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $159,000, $156,000, and $158,000 for the years ended December 31, 1999, 1998 and 1997, respectively, were charged to expense as incurred.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999, 1998, and 1997.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

The Partnership leased certain commercial space to tenants under various lease terms. The leases were accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13." Some of the leases contained stated rental increases during their term. For leases with fixed rental increases, rents were recognized on a straight-line basis over the terms of the lease.

For all other leases, minimum rents were recognized over the terms of the leases.

Restricted Escrow:

Reserve Account: A general Reserve Account was established in 1996 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to make quarterly deposits of net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account. The balance at December 31, 1999 and 1998, is approximately $139,000 and $168,000, respectively, which includes interest.

Capital Improvement Account: A Capital Improvement Account was also established in 1996 with the refinancing proceeds from Richmond Plaza. This fund was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to make quarterly deposits of net operating income (as defined in the mortgage note). The balance at December 31, 1998 was approximately $1,551,000 which included interest. The property was sold in December 1999 with the balance in this account being transferred to the buyer.

Lease Commissions: Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. At December 31, 1998 lease commissions totaled approximately $3,188,000 with accumulated amortization of approximately $1,837,000. The seven commercial properties for which lease commissions were applicable were sold during 1999, and the corresponding balance in lease commissions was written off.

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

The tax basis of the Partnership's assets and liabilities is approximately $187,178,000 greater than the assets and liabilities as reported in the financial statements.

Reclassifications: Certain reclassifications have been made to the 1998 and 1997 information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of December 31, 1999, $10,000,000 in insurance proceeds have been received. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $750,000 and expenses of approximately $844,000 have been recorded as of December 31, 1999 which resulted in a casualty gain of approximately $5,473,000 at December 31, 1999. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land. The General Partner is currently evaluating and surveying the land to determine possible new construction of the property.

In April 1999, an electrical fire occurred at Town Center. The property sustained approximately $181,000 in damages and realized a casualty loss of approximately $33,000 which is included in operating expense. The property was sold in September (see Note D). The purchaser of the property assumed the remaining obligations related to the fire.

Note D - Sale of Investment Property-Discontinued Operations

On  September  10,  1999,  the five  commercial  properties  located in Michigan
(Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza) were sold to an unaffiliated third party for $26,125,000. After closing expenses of approximately $1,727,000 the net proceeds received by the Partnership were approximately $24,398,000. The sale of the properties resulted in a gain on sale of investment property of approximately $10,392,000.

On September 22, 1999, Town Center Plaza, located in Santa Ana, California, was sold to an unaffiliated third party for $11,650,000. After closing expenses of approximately $1,004,000 the net proceeds received by the Partnership were approximately  $10,646,000.  The Partnership  used some of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $2,316,000. The sale of the property resulted in a gain on sale of investment property of approximately $4,862,000 and a loss on early extinguishment of debt of approximately $7,000.

On December 23, 1999, Richmond Plaza, located in Richmond, Virginia, was sold to an unaffiliated third party for $14,900,000. Closing expenses were approximately $784,000. The debt encumbering the property of approximately $14,500,000 was assumed by the buyer. The sale of the property resulted in a gain on sale of investment property of approximately $5,499,000 and a loss on early extinguishment of debt of approximately $24,000.

These sales constituted all of the Partnership's commercial properties and accordingly have been classified as discontinued operations at December 31, 1999. The Partnership's consolidated statements of operations have been restated to reflect the commercial property operations as discontinued.

Revenues from discontinued operations were approximately $9,005,000, $12,250,000 and $11,072,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at December 31, 1999 and 1998, are approximately $247,753,000 and approximately $256,901,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. The net proceeds from the sale of the commercial properties during the year ended December 31, 1999 were paid to CCIP/2 as required under the terms of the Master Loan Agreement.

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

No advances were received from CCIP/2 during the year ended December 31, 1999 as an advance on the Master Loan. The Master Loan matures in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair values of the underlying collateral. The General Partner is currently in negotiations with CCIP/2 with respect to its options upon maturity. If the Master Loan cannot be extended prior to maturity, the Partnership will risk losing its four investment properties through foreclosure.

During 1999, CCEP/2 paid down the Master Loan by $33,111,000. These payments were made from distributions received from three affiliated partnerships, excess cash from the Partnership's investment properties and from proceeds received from the sale of the Partnership's commercial properties. During 1998, CCIP/2 loaned approximately $220,000 to CCEP/2 as an advance on the Master Loan. Also during 1998, CCEP/2 paid down the Master Loan by $155,000. These payments were made from distributions received from two affiliated partnerships. During 1997, CCIP/2 loaned approximately $150,000 to CCEP/2 as an advance on the Master Loan. Also during 1997, CCEP/2 paid down the Master Loan by $3,768,000. These payments were made from approximately $461,000 of proceeds from certain investments and approximately $3,307,000 of proceeds from the sale of Cosmopolitan Center.

Note F - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                         Principal     Monthly                           Principal
                        Balance At     Payment     Stated                 Balance
                       December 31,   Including   Interest  Maturity      Due At
Property                   1999       Interest      Rate      Date       Maturity
                            (in thousands)                            (in thousands)

Canyon Crest
  1st Mortgage           $ 2,000        $ 12       7.33%    11/01/03      $ 2,000

Highcrest Townhomes
  1st Mortgage             4,000          24       7.33%    11/01/03        4,000

Windemere
  1st Mortgage             3,000          18       7.33%    11/01/03        3,000

Village Brooke
  1st Mortgage             6,557          54       8.00%    12/01/02        6,161

  Totals                 $15,557        $108                              $15,161


The mortgage notes payable are nonrecourse and are collateralized by deeds of trust on the real property. The mortgage notes require prepayment penalties if repaid prior to maturity. All of these notes are superior to the Master Loan.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

          Years Ending December 31,
                   2000                      $    126
                   2001                           136
                   2002                         6,295
                   2003                         9,000
                     Total                   $ 15,557

Note G - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1999, 1998 and 1997. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the years ended December 31, 1999, 1998, and 1997 as follows:


                                                           1999      1998     1997

 Property management fees (included in
  operating expenses)                                     $ 304     $ 696     $ 881
 Investment advisory fees (included in general
   and administrative expense)                              178       173       154
 Lease commissions                                           --       381       380
 Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                               237       292       296
 Real estate brokerage commissions (included in
   gain on sale of discontinued operations)               1,580        --        --


During the years ended December 31, 1999, 1998, and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $304,000, $337,000, and $323,000 for the years ended December 31, 1999, 1998, and 1997, respectively. For the years ended December 31, 1998 and 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $359,000 and $558,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998.

An affiliate of the General Partner received investment advisory fees amounting to approximately $178,000, $173,000, and $154,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $237,000, $292,000, and $296,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

For acting as real estate broker in connection with the sales of seven of the Partnership's commercial properties, the General Partner was paid a real estate commission of approximately $1,580,000 during the year ended December 31, 1999.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $998,000, $1,834,000, and $236,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Advances of approximately $220,000 and $150,000 were made under the Master Loan Agreement during the years ended December 31, 1998 and 1997. No advances were made under the Master Loan Agreement during the year ended December 31, 1999. Additionally, CCEP/2 made principal payments on the Master Loan of approximately $33,111,000, $155,000 and $3,768,000 respectively. These funds were received from distributions from three affiliated partnerships, excess cash from the Partnership's investment properties, and from proceeds received from the sale of commercial properties.

Note H - Real Estate and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following:
(in thousands)


                                    Building
                                   & Related
                                    Personal               Accumulated   Depreciable
      Description          Land     Interest     Total     Depreciation   Life-Years

 Canyon Crest           $   145    $ 3,603    $  3,748       $ 2,283        3-20
 Highcrest Townhomes        707      7,658       8,365         4,959        3-20
 Village Brooke           1,099         48       1,147            --        3-20
 Windmere                   780      5,919       6,699         4,075        3-20
 Total                  $ 2,731    $17,228    $ 19,959       $11,317


Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income before the change by approximately $48,000. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds
available  for   distributions  or  fees  payable  to  the  General  Partner  or affiliates.

                                    PART III

Item 10. Directors and Executive Officers of the General Partner of the Partnership

The Registrant has no officers or directors. The General Partner is ConCap Equities, Inc. ("CEI"). The names and ages of, as well as the position and offices held by the present executive officers and directors of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 11. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999:

Entity                                  Number of Units      Percentage

Reedy River Properties

(an affiliate of AIMCO)                    168,736.5           18.56%
Insignia Properties LP
(an affiliate of AIMCO)                     17,240.6            1.89%
AIMCO Properties, LP
(an affiliate of AIMCO)                    117,459.9           12.92%
Cooper River Properties, LLC
(an affiliate of AIMCO)                     67,518.7            7.43%

Reedy River Properties, Insignia Properties LP, and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No directors or officers of the General Partner owns any Units of the Partnership of record or beneficially.

Item 13. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities.

The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were made to the General Partner and affiliates during the years ended December 31, 1999, 1998, and 1997:

                                                For the years ended December 31,
                                                   1999        1998        1997
                                                         (in thousands)
Reimbursements for services of affiliates
  (included in general and administrative
     expenses)                                    $ 217        $ 303      $ 278

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $217,000, $303,000 and $278,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Several tender offers were made by various parties, including affiliates of the General Partners, during the years ended December 31, 1999, 1998 and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 370,955.70 units of limited partnership interest in the Partnership representing approximately 40.80% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1999:

            A Form 8-K/A dated September 22, 1999, as filed with the Securities and Exchange Commission on November 16, 1999, in connection with the sale of Towne Center Plaza.

            A Form 8-K dated December 23, 1999, as filed with the Securities and Exchange Commission on January 7, 2000, in connection with the sale of Richmond Plaza.

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

                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                    By:   ConCap Equities, Inc.
                                          Its General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By: /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                              Date: March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                                    Date: March 29, 2000
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date: March 29, 2000
Martha L. Long
Senior Vice President and Controller

                     CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

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

      10.9 Assignment and Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of Property Management Contracts)(Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

      10.12       Assignment  and  Assumption   Agreement   (Investor   Services
                  Agreement) dated October 23, 1990 by and between CCEC and ConCap Services Company.

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

      10.17 Property Management Agreement No.501 dated February 16, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992)

      10.18 Property Management Agreement No. 412 dated May 13, 1993, by and between Consolidated Capital Equity Partners/Two L.P. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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

      10.21 Property Management Agreement No. 413 dated May 13, 1993, by and between Consolidated Capital Equity Partners/Two L.P. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.22 Assignment and Assumption Agreement (Property Management Agreement No. 413) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc.(Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.23 Assignment and Agreement as to Certain Property Management Services dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.24 Contract for sale of real estate for North Park Plaza dated September 12, 1996, between Consolidated Capital Institutional Properties/2, a California limited partnership and North Park Southfield, L.L.C., a Michigan limited liability company.

      10.25 Contract for sale of real estate for Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza
                  dated September 10, 1999 between Consolidated Capital Institutional Properties/2, a California limited partnership and Southfield Office Properties, LLC. (Filed with Form 8-K dated September 10, 1999)

      10.26 Second amendment to purchase and sale contract between Consolidated Capital Institutional Properties/2, a California limited partnership and Southfield Office Properties, LLC for sale of real estate for Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza (Filed with Form 8-K dated September 10, 1999)

      10.27 Reinstatement of and Third amendment to purchase and sale contract between Consolidated Capital Institutional Properties/2, a California limited partnership and Southfield Office Properties, LLC for sale of real estate for Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza (Filed with Form 8-K dated September 10, 1999)

      10.28 Contract for sale of real estate for Towne Center Plaza dated September 22, 1999 between Consolidated Capital Institutional Properties/2 , a California limited partnership and Colton Real Estate Group, d/b/a The Colton Company (Filed with Form 8-K/A dated September 22, 1999)

      10.29 Contract for sale for real estate for Richmond Plaza dated December 23, 1999 between Consolidated Capital Institutional Properties/2, a California limited partnership and The Bernstein Companies (Filed with Form 8-K dated December 23,
                  1999)

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

      28.1 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

      99.1        Consolidated  Capital  Equity  Partners/Two,   L.P.,  audited
                  financial statements for the years ended December 31, 1999 and 1998.