Form 10QSB
period 2000-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2000-05-15
CIK 719184

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                                 BALANCE SHEETS

                          (in thousands, except unit data)

                                                       March 31,    December 31,
                                                          2000          1999
                                                      (Unaudited)      (Note)
Assets

   Cash and cash equivalents                            $ 6,903       $  6,846
   Accounts receivable                                        --            92
   Other assets                                               11            11

   Investment in Master Loan to affiliate                 47,499        47,503
      Less: allowance for impairment loss                (29,129)      (29,129)
                                                          18,370        18,374
                                                        $ 25,284      $ 25,323
Liabilities and Partners' (Deficit) Capital
Liabilities

   Other liabilities                                      $ 31         $    58
   Distributions payable                                     141           141
                                                             172           199
Partners' (Deficit) Capital

   General partner                                           (410)        (410)
   Limited partners (909,123.60 units outstanding)        25,522        25,534
                                                          25,112        25,124
                                                        $ 25,284      $ 25,323



Note: The balance sheet at December 31, 1999,  has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   See Accompanying Notes to Financial Statements

b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                         Three Months Ended
                                                             March 31,
                                                          2000        1999
Revenues:
   Interest income on investments                       $   75      $    40
      Total revenues                                        75           40

Expenses:
   General and administrative                               87          125
      Total expenses                                        87          125

Net loss                                                $  (12)     $   (85)

Net loss allocated to general partner (1%)              $   --      $    (1)
Net loss allocated to limited partners (99%)               (12)         (84)
                                                        $  (12)     $   (85)

Net loss per limited partnership unit                   $ (.01)     $  (.09)

Distribution per limited partnership unit               $   --      $  4.90

                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182       $    1      $228,046     $228,047

Partners' (deficit) capital
   at December 31, 1998                909,134       $ (362)     $ 62,673     $ 62,311

Net loss for the three months
   ended March 31, 1999                     --            (1)         (84)         (85)

Distributions to partners                   --           (42)      (4,454)      (4,496)

Partners' (deficit) capital
   at March 31, 1999                   909,134       $ (405)     $ 58,135     $ 57,730

Partners' (deficit) capital

   at December 31, 1999                909,124       $ (410)     $ 25,534     $ 25,124

Net loss for the three months
   ended March 31, 2000                     --            --          (12)         (12)

Partners' (deficit) capital at
   March 31, 2000                      909,124       $ (410)     $ 25,522     $ 25,112

                   See Accompanying Notes to Financial Statements


d)
                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                       $   (12)   $    (85)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Change in accounts:
      Interest receivable on Master Loan                              92        (130)
      Other assets                                                    --           1
      Other liabilities                                              (27)         34
       Net cash provided by (used in) operating activities            53        (180)

Cash flows provided by investing activities:

  Principal receipts on Master Loan                                    4       1,074

Cash flows used in financing activities:

  Distributions to partners                                           --      (4,496)

Net increase (decrease) in cash and cash equivalents                  57      (3,602)

Cash and cash equivalents at beginning of period                   6,846      10,969

Cash and cash equivalents at end of period                      $  6,903    $  7,367

                   See Accompanying Notes to Financial Statements


e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The following payments were made to the General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Reimbursements for services of affiliates (included in
  general and administrative expenses)                            $  54    $  77

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $77,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 377,456.61 limited partnership units in the Partnership representing 41.52% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 41.52% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Net Investment in Master Loan

At March 31, 2000, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three month periods ended March 31, 2000 and 1999, there were no changes in the fair value of the collateral and accordingly no income was recognized.

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

The principal balance of the Master Loan due to the Partnership totaled approximately $47,499,000 and $47,503,000 at March 31, 2000 and December 31, 1999. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $6,300,000 and $6,493,000 for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000 and December 31, 1999, such cumulative unrecognized interest totaled approximately $206,550,000 and $200,250,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $29,129,000 at both March 31, 2000 and December 31, 1999.

During the first three months of 2000, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $4,000 and $1,074,000 for the three months ended March 31, 2000 and 1999, respectively.

Note E - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $6,903,000, were greater than the reserve requirement of approximately $5,391,000 at March 31, 2000.

Note F - Distribution

There were no distributions during the three months ended March 31, 2000. The Partnership distributed approximately $4,173,000 from operations (approximately $4,131,000 to the limited partners, or approximately $4.54 per limited partnership unit) and $323,000 from surplus cash to the limited partners (approximately $0.36 per limited partnership unit) for the three months ended March 31, 1999.

Note G - Segment Reporting

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

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             March 31, 2000 AND 1999


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                  (in thousands)

                                                 March 31,    December 31,
                                                    2000          1999
                                                (Unaudited)      (Note)
Assets

   Cash and cash equivalents                      $  3,554        $ 3,747
   Restricted cash                                   7,750          7,750
   Receivables and deposits (net of allowance          750            853
   of $398)
   Restricted escrows                                  171            139
   Other assets                                        278            260
   Investment properties:
      Land                                           2,731          2,731
      Buildings and related personal property       17,366         17,228
                                                    20,097         19,959
      Less accumulated depreciation                (11,596)       (11,317)
                                                     8,501          8,642
                                                  $ 21,004       $ 21,391
Liabilities and Partners' Deficit
Liabilities

   Accounts payable                               $     86       $    323
   Accrued property taxes                              423            546
   Tenant security deposit liabilities                 102            194
   Other liabilities                                   616            812
   Mortgage notes                                   15,527         15,557
   Master loan and interest payable                254,049        247,753
                                                   270,803        265,185
Partners' Deficit

   General partner                                  (2,484)        (2,424)
   Limited partners                               (247,315)      (241,370)
                                                  (249,799)      (243,794)
                                                  $ 21,004      $  21,391

Note: The balance sheet at December 31, 1999,  has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Accompanying Notes to Consolidated Financial Statements



                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   (in thousands)



                                                 Three Months Ended
                                                     March 31,
                                                  2000       1999
Revenues:                                                 (restated)
   Rental income                               $  1,466   $ 1,603
   Other income                                     199       204

      Total revenues                              1,665     1,807
Expenses:
   Operating                                        512       643
   General and administrative                       131       128
   Depreciation                                     279       364
   Interest                                       6,611     6,677
   Property taxes                                   137       207

      Total expenses                              7,670     8,019

Loss from continuing operations                  (6,005)   (6,212)
Income from discontinued operations                  --        87

Net loss                                       $ (6,005)  $(6,125)

Net loss allocated to general partner (1%)     $    (60)  $   (61)

Net loss allocated to limited partners (99%)     (5,945)   (6,064)
                                               $ (6,005)  $(6,125)

           See Accompanying Notes to Consolidated Financial Statements




                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                                   (in thousands)


                                      General        Limited
                                      Partner        Partners        Total

Partners' deficit at
   December 31, 1998                 $ (2,442)      $(243,149)   $ (245,591)

Net loss for the three months
   ended March 31, 1999                   (61)         (6,064)        (6,125)

Partners' deficit
   at March 31, 1999                 $ (2,503)      $(249,213)   $ (251,716)

Partners' deficit
   at December 31, 1999              $ (2,424)      $(241,370)   $ (243,794)

Net loss for the three months
   ended March 31, 2000                   (60)         (5,945)       (6,005)

Partners' deficit at
   March 31, 2000                    $ (2,484)      $(247,315)   $ (249,799)

           See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                              2000         1999
Cash flows from operating activities:

  Net loss                                                  $ (6,005)    $ (6,125)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                  279        1,248
   Amortization of loan costs and lease commissions               15          170
  Change in accounts:
      Receivables and deposits                                   103          325
      Other assets                                               (33)           5
      Accounts payable                                          (237)        (127)
      Accrued property taxes                                    (123)        (110)
      Tenant security deposit liabilities                        (92)           1
      Other liabilities                                         (196)          20
      Interest on Master Loan                                  6,300        6,493
       Net cash provided by operating activities                  11        1,900

Cash flows from investing activities:

  Net deposits to restricted escrows                             (32)        (190)
  Property improvements and replacements                        (138)        (506)
  Lease commissions paid                                          --         (189)
       Net cash used in investing activities                    (170)        (885)

Cash flows from financing activities:

  Principal payments on notes payable                            (30)         (76)
  Principal payments on Master Loan                               (4)      (1,074)
       Net cash used in financing activities                     (34)      (1,150)

Net decrease in cash and cash equivalents                       (193)        (135)

Cash and cash equivalents at beginning of period               3,747        2,199
Cash and cash equivalents at end of period                  $  3,554     $  2,064
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $    296     $    637

           See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matures in November 2000. The Partnership realized a net loss of approximately $6,005,000 for the quarter ended March 31, 2000. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to CCIP/2 under the Master Loan of approximately $254,049,000, including accrued interest, matures in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options at maturity. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At March 31, 2000, partners' deficit was approximately $249,799,000.

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

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for Consolidated Capital Institutional Properties/2 L.P. for the year ended December 31, 1999.

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1999 information to conform to the 2000 presentation.

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

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of March 31, 2000, $10,000,000 in insurance proceeds have been received. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $250,000 have been recorded as of March 31, 2000. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land. The General Partner is currently evaluating and surveying the land to determine possible new construction of the property.

Note D - Discontinued Operations

Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza, Town Center Plaza and Richmond Plaza were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. All of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as income from discontinued operations as of March 31, 2000 and 1999. The consolidated statement of operations for the three month period ended March 31, 1999 has been restated to reflect the discontinued segment. Revenues of these properties were approximately $3,019,000 for the three months ended March 31, 1999. No revenues from the properties were recorded during the three months ended March 31, 2000. Income from discontinued operations was approximately $87,000 for the three months ended March 31, 1999.

Note E - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the three months ended March 31, 2000 and 1999. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the three months ended March 31, 2000 and 1999 as follows:

                                                                2000      1999
                                                                (in thousands)

 Property management fees (included in operating expenses) $ 74 $ 85 Investment advisory fees (included in general
   and administrative expense)                                    45        44
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses,
  and investment properties)                                      49        68
 Due to General Partner                                          447        --

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $74,000 and $85,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $45,000 and $44,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $49,000 and $68,000 for the three months ended March 31, 2000 and 1999, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. No interest payments or advances were made under the Master Loan Agreement during the three months ended March 31, 2000 or 1999. CCEP/2 made principal payments on the Master Loan of $4,000 and $1,074,000 during the three months ended March 31, 2000 and 1999, respectively. These funds were received from distributions from three affiliated partnerships.

Note F - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at March 31, 2000 and December 31, 1999, are approximately $254,049,000 and approximately $247,753,000, respectively.

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

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2000 and 1999 was approximately $12,000 and $85,000, respectively. The decrease in net loss is due primarily to an increase in interest income on investments and a decrease in general and administrative expenses. Interest income increased primarily due to a slight increase in the cash balances maintained in interest bearing money market accounts.

General and administrative expenses decreased primarily due to a decrease in reimbursements to the General Partner and to a lesser extent a decrease in costs of communications with investors for the three months ended March 31, 2000.

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $6,903,000 as compared to approximately $7,367,000 at March 31, 1999. The increase in cash and cash equivalents of approximately $57,000 for the three months ended March 31, 2000, from the Partnership's calendar year end is due to approximately $53,000 of cash provided by operating activities and approximately $4,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state, local, legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" below for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service.

No distributions were made to the partners during the three months ended March 31, 2000. During the three months ended March 31, 1999 the Partnership made a distribution of approximately $4,173,000 from operations, approximately $4,131,000 to the limited partners and $323,000 to the limited partners from surplus cash (approximately $4.54 per limited partnership unit from operations and approximately $.36 per limited partnership unit from surplus cash).

Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $6,903,000, were greater than the reserve requirement of $5,391,000 at March 31, 2000.

During the three months ended March 31, 2000, the Partnership received approximately $4,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

In April 1999, one of the CCEP/2's residential properties, Village Brooke, was completely destroyed by a tornado. It is currently estimated that the property sustained approximately $16,000,000 in damages. As of March 31, 2000, $10,000,000 in insurance proceeds have been received with additional insurance proceeds expected in the future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $250,000 have been recorded as of March 31, 2000. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land. The General Partner is currently evaluating and surveying the land to determine possible new construction of the property.

For the three months ended March 31, 2000, CCEP/2's net loss totaled approximately $6,005,000 on total revenues of approximately $1,665,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 2000, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $6,300,000, all of which represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

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


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference

                        Number            Description

                        27 Financial Data Schedule  is filed as an  exhibit  to
                           this report.


            b)    Reports on Form 8-K:

                  Current report on Form 8-K filed on January 7, 2000 in connection with the sale of Richmond Plaza by CCEP/2 on December 23, 1999.



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

                               Date:     May 15, 2000