Form 10-Q
period 2000-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2000-08-09
CIK 719184

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

                    For the quarterly period ended June 30, 2000


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
                                 BALANCE SHEETS

                          (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2000          1999
                                                           (Unaudited)      (Note)
Assets

   Cash and cash equivalents                                 $ 6,072        $ 6,846
   Accounts receivable                                             --            92
   Other assets                                                    11            11

   Investment in Master Loan to affiliate                      47,449        47,503
      Less: allowance for impairment loss                     (29,129)      (29,129)
                                                               18,320        18,374
                                                             $ 24,403      $ 25,323
Liabilities and Partners' (Deficit) Capital
Liabilities

   Other liabilities                                         $     46      $     58
   Distributions payable                                          141           141
                                                                  187           199
Partners' (Deficit) Capital

   General partner                                                (419)        (410)
   Limited partners (909,123.60 units outstanding)             24,635        25,534
                                                               24,216        25,124
                                                             $ 24,403      $ 25,323


                   See Accompanying Notes to Financial Statements

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



b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                                 2000       1999       2000       1999
 Revenues:
    Interest income on investment
      in Master Loan to affiliate             $ 1,198    $   575    $ 1,198    $   575
   Interest income on investments                  85         72        160        112
         Total revenues                         1,283        647      1,358        687
Expenses:
   General and administrative                     179        180        266        305
         Total expenses                           179        180        266        305
        Net income                            $ 1,104    $   467    $ 1,092    $   382
Net income allocated
   to general partner (1%)                    $    11    $     5    $    11    $     4
Net income allocated
   to limited partners (99%)                    1,093        462      1,081        378
                                              $ 1,104    $   467    $ 1,092    $   382
Net income per limited partnership unit       $  1.20    $   .51    $  1.19    $   .42
Distribution per limited partnership unit     $  2.18    $    --    $  2.18    $  4.90

                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182        $    1     $228,046     $228,047

Partners' (deficit) capital
   at December 31, 1998                909,134        $ (362)    $ 62,673     $ 62,311

Net income for the six months
   ended June 30, 1999                      --             4          378          382

Distributions to partners                   --           (42)      (4,454)      (4,496)

Partners' (deficit) capital
   at June 30, 1999                    909,134        $ (400)    $ 58,597     $ 58,197

Partners' (deficit) capital
   at December 31, 1999                909,124        $ (410)    $ 25,534     $ 25,124

Net income for the six months
   ended June 30, 2000                      --            11        1,081        1,092

Distributions to partners                   --           (20)      (1,980)      (2,000)

Partners' (deficit) capital at
   June 30, 2000                       909,124        $ (419)    $ 24,635     $ 24,216

                   See Accompanying Notes to Financial Statements


d)
                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $ 1,092    $    382
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Change in accounts:
      Interest receivable on Master Loan                              92        (130)
      Other assets                                                    --         (44)
      Other liabilities                                              (12)         30
       Net cash provided by operating activities                   1,172         238

Cash flows provided by investing activities:

  Principal receipts on Master Loan                                   54       1,077

Cash flows used in financing activities:

  Distributions to partners                                       (2,000)     (4,496)

Net decrease in cash and cash equivalents                           (774)     (3,181)

Cash and cash equivalents at beginning of period                   6,846      10,969

Cash and cash equivalents at end of period                      $  6,072    $  7,788

                   See Accompanying Notes to Financial Statements


e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The following payments were made to the General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Reimbursements for services of affiliates (included in
  general and administrative expenses)                            $ 158    $ 108

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $158,000 and $108,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 378,283.51 limited partnership units in the Partnership representing 41.61% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 41.61% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Net Investment in Master Loan

At June 30, 2000, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six month periods ended June 30, 2000 and 1999, there were no changes in the fair value of the collateral and accordingly no income was recognized.

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

The principal balance of the Master Loan due to the Partnership totaled approximately $47,449,000 at June 30, 2000. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $11,358,000 and $12,276,000 for the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000 and December 31, 1999, such cumulative unrecognized interest totaled approximately $212,301,000 and $200,943,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $29,129,000 at both June 30, 2000 and December 31, 1999.

During the first six months of 2000, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $54,000 and $1,077,000 for the six months ended June 30, 2000 and 1999, respectively.

Approximately $1,198,000 and $575,000 for the six months ended June 30, 2000 and 1999, respectively, was recorded as interest income on investment in Master Loan to affiliate based upon cash generated as a result of the operations of the properties which secure the loan. Both amounts were received during the three months ended June 30, 2000 and 1999. Of the $1,198,000 received during 2000, $853,000 was received from Village Brooke as a result of its receipt of a portion of the insurance proceeds due from the destruction of the property (see the Financial Statements of Consolidated Capital Equity Partners/Two, L.P. Note C - Casualty Event, included in these financial statements).

Note E - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing levels. Reserves, including cash and cash equivalents totaling approximately $6,072,000, were greater than the reserve requirement of approximately $5,391,000 at June 30, 2000.

Note F - Distribution

The Partnership distributed approximately $2,000,000 from operations (approximately $1,980,000 to the limited partners, or approximately $2.18 per limited partnership unit) during the six months ended June 30, 2000. The Partnership distributed approximately $4,173,000 from operations (approximately $4,131,000 to the limited partners, or approximately $4.54 per limited partnership unit) and $323,000 from surplus cash to the limited partners (approximately $0.36 per limited partnership unit) for the six months ended June 30, 1999.

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

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             June 30, 2000 AND 1999


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                   (in thousands)

                                                      June 30,    December 31,
                                                        2000          1999
                                                    (Unaudited)      (Note)
Assets

   Cash and cash equivalents                          $  4,557      $  3,747
   Restricted cash                                          --         7,750
   Receivables and deposits (net of allowance of           666           853
   $214)

   Restricted escrows                                      117           139
   Other assets                                            209           260
   Land held for sale                                    1,099            --
   Investment properties:
      Land                                               1,632         2,731
      Buildings and related personal property           17,430        17,228
                                                        19,062        19,959
      Less accumulated depreciation                    (11,877)      (11,317)
                                                         7,185         8,642
                                                      $ 13,833      $ 21,391
Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                   $     53      $    323
   Accrued property taxes                                  403           546
   Tenant security deposit liabilities                     108           194
   Other liabilities                                        87           812
   Mortgage notes                                        9,000        15,557
   Master loan and interest payable                    259,057       247,753
                                                       268,708       265,185
Partners' Deficit

   General partner                                      (2,535)       (2,424)
   Limited partners                                   (252,340)     (241,370)
                                                      (254,875)     (243,794)
                                                      $ 13,833      $ 21,391



            See Accompanying Notes to Consolidated Financial Statements

Note: The balance sheet at December 31, 1999,  has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   (in thousands)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      2000        1999        2000        1999
 Revenues:                                    (restated)              (restated)
     Rental income                  $ 1,148    $ 1,410     $  2,614   $  3,013
     Other income                       495         57          694        261
     Casualty gain                      804         --          804         --
           Total revenues             2,447      1,467        4,112      3,274
Expenses:
     Operating                          516        562        1,028      1,205
     General and administrative          79         96          210        224
     Depreciation                       281        226          560        590
     Interest                         6,478      6,799       13,089     13,476
     Property taxes                     134        125          271        332
          Total expenses              7,488      7,808       15,158     15,827
Loss from continuing operations      (5,041)    (6,341)     (11,046)   (12,553)
Income from discontinued
  operations                             --        394           --        481
Loss before extraordinary item       (5,041)    (5,947)     (11,046)   (12,072)
Extraordinary loss on early
  extinguishment of debt                (35)        --          (35)        --
Net loss                            $(5,076)   $(5,947)    $(11,081)  $(12,072)
Net loss allocated
     to general partner (1%)        $   (51)   $   (60)    $   (111)  $   (121)
Net loss allocated
     to limited partners (99%)       (5,025)    (5,887)     (10,970)   (11,951)
                                    $(5,076)   $(5,947)    $(11,081)  $(12,072)

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)
                                  (in thousands)


                                      General        Limited
                                      Partner        Partners        Total

Partners' deficit at
   December 31, 1998                 $ (2,442)      $(243,149)   $  (245,591)

Net loss for the six months
   ended June 30, 1999                   (121)        (11,951)       (12,072)

Partners' deficit
   at June 30, 1999                  $ (2,563)      $(255,100)   $ (257,663)

Partners' deficit
   at December 31, 1999              $ (2,424)      $(241,370)   $ (243,794)

Net loss for the six months
   ended June 30, 2000                   (111)        (10,970)      (11,081)

Partners' deficit at

   June 30, 2000                     $ (2,535)      $(252,340)   $ (254,875)

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                      $(11,081)    $(12,072)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      560        2,305
   Amortization of loan costs and lease commissions                   29          342
   Extraordinary loss on early extinguishment of debt                 35           --
   Casualty gain                                                    (804)          --
  Change in accounts:
      Restricted cash                                              7,750           --
      Receivables and deposits                                      (247)         (64)
      Other assets                                                   (13)         (81)
      Accounts payable                                              (270)         217
      Accrued property taxes                                        (143)          12
      Tenant security deposit liabilities                            (86)         (53)
      Other liabilities                                             (725)         610
      Interest on Master Loan                                     11,358       12,406
       Net cash provided by operating activities                   6,363        3,622

Cash flows from investing activities:

  Insurance proceeds received                                      1,296           --
  Net withdrawals from restricted escrows                             22           10
  Property improvements and replacements                            (260)      (1,139)
  Lease commissions paid                                              --         (376)
       Net cash provided by (used in) investing activities         1,058       (1,505)

Cash flows from financing activities:

  Repayment of mortgage notes payable                             (6,517)          --
  Principal payments on notes payable                                (40)        (137)
  Principal payments on Master Loan                                  (54)      (1,077)
       Net cash used in financing activities                      (6,611)      (1,214)

Net increase in cash and cash equivalents                            810          903

Cash and cash equivalents at beginning of period                   3,747        2,199
Cash and cash equivalents at end of period                      $  4,557     $  3,102
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,746     $  1,831

            See Accompanying Notes to Consolidated Financial Statements



                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matures in November 2000. The Partnership realized net losses of approximately $5,076,000 and $11,081,000 for the three and six months ended June 30, 2000, respectively. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to CCIP/2 under the Master Loan of approximately $259,057,000, including accrued interest, matures in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options at maturity. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At June 30, 2000, partners' deficit was approximately $254,875,000.

The General Partner expects revenues from the three remaining investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP/2 the Master Loan balance, including accrued interest, in the event it is not renegotiated.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for Consolidated Capital Institutional Properties/2 L.P. for the year ended December 31, 1999.

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

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of June 30, 2000, $11,300,000 in insurance proceeds have been received, which includes approximately $1,300,000 received in 2000. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $500,000 have been recorded as of June 30, 2000. A casualty gain of approximately $804,000 was recognized during the three and six months ended June 30, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $58,000 of additional clean up costs incurred. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land and is currently marketing the land for sale.

Note D - Extinguishment of Debt

During the three months ended June 30, 2000, the General Partner determined that it was in the best interest of the Partnership to not rebuild the property, Village Brooke. Accordingly, funds which had been previously restricted to rebuild the property were used to repay the mortgage note which had encumbered the property of approximately $6,517,000. An extraordinary loss on early extinguishment of debt of approximately $35,000 was recognized as a result of unamortized loan costs associated with this mortgage.

Note E - Discontinued Operations

Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza, Town Center Plaza and Richmond Plaza were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. All of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as income from discontinued operations as of June 30, 2000 and 1999. The consolidated statement of operations for the three and six month periods ended June 30, 1999 has been restated to reflect the discontinued segment. Revenues of these properties were approximately $3,148,000 and $6,167,000 for the three and six months ended June 30, 1999, respectively. No revenues from the properties were recorded during the six months ended June 30, 2000. Income from discontinued operations was approximately $394,000 and $481,000 for the three and six months ended June 30, 1999, respectively.

Note F - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the six months ended June 30, 2000 and 1999. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the six months ended June 30, 2000 and 1999 as follows:

                                                                2000      1999
                                                                (in thousands)

 Property management fees (included in operating expenses) $ 145 $ 149 Investment advisory fees (included in general
   and administrative expense)                                     89        89
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses,
  and investment properties)                                       39       121

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $145,000 and $149,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $89,000 for each of the six months ended June 30, 2000 and 1999.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $39,000 and $121,000 for the six months ended June 30, 2000 and 1999, respectively. Included in these expenses for the six months ended June 30, 2000 and 1999 is approximately $1,000 and $24,000 respectively, of reimbursements for construction oversight costs.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $1,198,000 and $575,000 for the six months ended June 30, 2000 and 1999, respectively. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of $54,000 and $1,077,000 during the six months ended June 30, 2000 and 1999, respectively. These funds were received from distributions from three affiliated partnerships.

Note G - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at June 30, 2000
and  December  31,  1999,  are  approximately   $259,057,000  and  approximately
$247,753,000, respectively.

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

The Master Loan matures in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair values of the underlying collateral. The General Partner is currently in negotiations with CCIP/2 with respect to its options upon maturity. If the Master Loan cannot be extended prior to maturity, the Partnership will risk losing its three remaining investment properties through foreclosure.

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

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2000 was approximately $1,104,000 and $1,092,000, respectively, as compared to net income of approximately $467,000 and $382,000 for the three and six months ended June 30, 1999, respectively. The increase in net income is due primarily to an increase in interest income on the investment in the Master Loan and, to a lesser extent, an increase in interest income on investments. Interest income on investment in the Master Loan increased as a result of an increase in excess cash flow payments received from CCEP/2. Interest income on investments increased primarily due to an increase in the cash balance in interest bearing money market accounts.

General and administrative expenses remained relatively constant for the three months ended June 30, 2000. General and administrative expenses decreased for the six months ended June 30, 2000, primarily due to a decrease in legal expenses related to the settlement of a litigation case during 1999 and to a decrease in costs of communications with investors. The decrease in general and administrative expenses was partially offset by an increase in reimbursements to the General Partner.

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $6,072,000 as compared to approximately $7,788,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $774,000 for the six months ended June 30, 2000, from the Partnership's calendar year end is due to approximately $2,000,000 of cash used in financing activities, which was partially offset by approximately $1,172,000 of cash provided by operating activities and approximately $54,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in a money market account.

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

The Partnership distributed approximately $2,000,000 from operations (approximately $1,980,000 to the limited partners, or approximately $2.18 per limited partnership unit) during the six months ended June 30, 2000. During the six months ended June 30, 1999 the Partnership made a distribution of approximately $4,173,000 from operations, approximately $4,131,000 to the limited partners and $323,000 to the limited partners from surplus cash (approximately $4.54 per limited partnership unit from operations and approximately $.36 per limited partnership unit from surplus cash).

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

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined by the Partnership Agreement. Reserves, including cash and cash equivalents, totaling approximately $6,072,000, were greater than the reserve requirement of approximately $5,391,000 at June 30, 2000.

During the six months ended June 30, 2000, the Partnership received approximately $54,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of June 30, 2000, $11,300,000 in insurance proceeds have been received, which includes approximately $1,300,000 received in 2000. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $500,000 have been recorded as of June 30, 2000. A casualty gain of approximately $804,000 was recognized during the three and six months ended June 30, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $58,000 of additional clean up costs incurred. The General Partner is currently negotiating with the taxing authorities to have the property taxed as undeveloped land and is also currently marketing the land for sale.

For the six months ended June 30, 2000, CCEP/2's net loss totaled approximately $11,081,000 on total revenues of approximately $4,112,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 2000, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $12,556,000, of which $11,358,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference

                        Number            Description

                        27 Financial Data  Schedule  is filed as an  exhibit  to
                           this report.


            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.


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