Form 10-K
period 2000-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2001-03-28
CIK 719184

FORM 10-K ---ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Amended by Exch.
Act Rel No. 28869, eff. 5/1/91). Yes ___  No  X

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 421,739.60 limited partnership units in the Partnership representing 46.39% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $31.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 2,784.30 units resulting in its total ownership being increased to 424,523.90 units or 46.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.70% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

The Partnership's primary business and only industry segment is real estate related operations. See "Item 8. Financial Statements - Note A" for detailed disclosure of the Partnership's Segment Reporting. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former corporate general partner of the Partnership. See "Status of Master Loan" for a description of the loan and settlement of EP/2's bankruptcy. Through December 31, 2000, the Partnership had advanced a total of approximately $183,470,000 to EP/2 and its successor under the Master Loan (as defined in "Status of Master Loan"). As of December 31, 2000, the balance of the Master Loan, net of the allowance for possible losses, was approximately $10,650,000. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten
(10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns three (3) apartment buildings and is currently rebuilding a fourth apartment building which secure the Master Loan.

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

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan
Agreement. The Master Loan matured in November 2000. The General Partner is currently in negotiations with CCEP/2 with respect to its options which include foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. If the Partnership forecloses on the properties securing the Master Loan, title in the properties owned by CCEP/2 would be vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties.

Effective January 1, 1993, the Partnership and CCEP/2 amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. This amendment and change in the definition of Excess Cash Flow has the effect of reducing the Partnership's interest income from the Master Loan by the amount of CCEP/2's capital expenditures since such amounts were previously excluded from Excess Cash Flow.

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

Segments

Segment data for the years ended December 31, 2000, 1999, and 1998 is included in "Item 8. Financial Statements - Note A" and is an integral part of the Form 10-K.

Item 2.  Property

As of December 31, 2000 and 1999, the Partnership has no real estate assets.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Units of Limited Partnership and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units aggregating $227,800,000. The Partnership currently has 24,037 holders of record owning an aggregate of 909,123.60 Units. Affiliates of the General Partner owned 421,739.60 units or approximately 46.39% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998, 1999 and 2000 and subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98           $ 2,985,000 (1)          $ 3.28

       01/01/99 - 12/31/99            37,995,000 (2)           41.73

       01/01/00 - 12/31/00            13,383,000 (3)           14.70

      Subsequent to 12/31/00           1,300,000 (4)            1.43

(1) Distribution was made from surplus funds which was distributed 100% to the limited partners.

(2) Consists of $323,000 from surplus funds and $32,000,000 from sale proceeds of CCEP/2 commercial proceeds distributed 100% to the limited partners and $5,672,000 from operations (approximately $5,616,000 to the limited partners or $6.18 per limited partnership unit) distributed to all partners.

(3) Consists of $2,000,000 (approximately $1,980,000 to the limited partners or $2.18 per limited partnership unit) from operations which was distributed to all partners and $4,200,000 all to the limited partners (approximately $4.62 per limited partnership unit) from refinancing proceeds of Windmere Apartments and Highcrest Townhomes in CCEP/2 and $7,183,000 (approximately $7.90 per limited partnership unit) from surplus funds distributed all to the limited partners.

(4) Consists of approximately $1,300,000 (approximately $1.43 per limited partnership unit) from the refinancing proceeds of Canyon Crest Apartments in CCEP/2 all to the limited partners.

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 421,739.60 limited partnership units in the Partnership representing 46.39% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $31.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 2,784.30 units resulting in its total ownership being increased to 424,523.90 units or 46.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.70% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".


                                          FOR THE YEARS ENDED DECEMBER 31,
                                 2000       1999        1998       1997        1996
STATEMENTS OF OPERATIONS
                                          (in thousands, except unit data)

Total Revenues                $  1,520   $  1,328    $ 15,367   $  6,755    $  2,070

Total Expenses                    (644)      (520)       (820)      (480)     (2,649)

Net income (loss)             $    876   $    808    $ 14,547   $  6,275    $   (579)

Net income (loss) per
 Limited Partnership Unit     $    .95   $    .88    $  15.84   $   6.83    $   (.63)

Distributions per Limited
  Partnership Unit            $  14.70   $  41.73    $   3.28   $  10.98    $     --

Limited Partnership Units
  outstanding                  909,124    909,124     909,134    909,134     909,138


                                                 AS OF DECEMBER 31,
BALANCE SHEETS                   2000       1999        1998       1997        1996
                                                   (in thousands)

Total assets                  $ 12,804   $ 25,323    $ 62,466   $ 50,906    $ 54,636


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

Results of Operations

The Partnership's net income for the years ended December 31, 2000 and 1999 was approximately $876,000 and $808,000, respectively. The increase in net income is due primarily to an increase in interest income on the net investment in the Master Loan partially offset by an increase in total expenses. Interest income on the investment in the Master Loan increased as a result of an increase in excess cash flow payments received from CCEP/2. The increase in total expenses is due to an increase in general and administrative expenses.

General and administrative expenses increased for the year ended December 31, 2000, primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the
Partnership Agreement which were partially offset by a decrease in legal expenses related to previous litigation and to a decrease in the costs of communications with the investors.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $2,143,000 as compared to approximately $6,846,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $4,703,000 is due to approximately $13,383,000 of cash used in financing activities, which was partially offset by approximately $7,724,000 of cash provided by investing activities and approximately $956,000 of cash provided by operating activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state and local, legal, and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service.

The Partnership distributed approximately $2,000,000 from operations (approximately $1,980,000 to the limited partners, or approximately $2.18 per limited partnership unit) and $4,200,000 all to the limited partners from the refinancing proceeds of Windmere Apartments and Highcrest Townhomes in CCEP/2 (approximately $4.62 per limited partnership unit) and $7,183,000 all to the limited partners from surplus cash (approximately $7.90 per limited partnership unit) during the twelve months ended December 31, 2000.

Subsequent to the year ended December 31, 2000, the Partnership distributed approximately $1,300,000 ($1.43 per limited partnership unit) from the refinancing proceeds of Canyon Crest Apartments in CCEP/2 all to the limited partners.

The Partnership made distributions totaling approximately $37,995,000 (of which $37,939,000 was to the limited partners or approximately $41.73 per limited partnership unit) during the twelve months ended December 31, 1999. Of this approximately $323,000 was paid all to the limited partners from surplus funds ($.35 per limited partnership unit), approximately $32,000,000 was paid all to the limited partners from sale proceeds of CCEP/2 commercial properties ($35.20 per limited partnership unit) and approximately $5,672,000 was paid from operations (approximately $5,616,000 to the limited partners or $6.18 per limited partnership unit). During the twelve months ended December 31, 1998, the Partnership made distributions of approximately $2,985,000 (approximately $3.28 per limited partnership unit) from surplus funds all of which was distributed to the limited partners.

Future cash distributions will depend on CCEP/2's ability to make payments on account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have sufficient funds from operations to permit any additional distributions to its partners in 2001 or subsequent periods.

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

During the year ended December 31, 2000, the Partnership received approximately $7,724,000 as principal payments on the Master Loan consisting of required cash flow payments and proceeds from the refinancing of the property within CCEP/2. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

CCEP/2 had a net loss of approximately $24,620,000 for the year ended December 31, 2000, versus net income of approximately $1,797,000 for the year ended December 31, 1999. The increase in net loss was primarily due to a gain on sale of discontinued operations and, to a lesser extent, a casualty gain at Village Brooke as discussed below for the year ended December 31, 1999 along with an increase in the extraordinary loss recognized on early extinguishment of debt in 2000. Excluding the impact of discontinued operations, the casualty gain and operations of Village Brooke, CCEP/2 had a net loss of approximately $25,109,000 for the year ended December 31, 2000 on revenues of approximately $4,940,000, versus a net loss of approximately $24,467,000 for the year ended December 31, 1999 on revenues of approximately $4,909,000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 2000, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $24,920,000, of which $23,722,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $172,000, $237,000, and $292,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in these expenses for the years ended December 31, 2000, 1999 and 1998 is approximately $70,000, $29,000, and $16,000 respectively, of reimbursements for construction oversight costs.

For services provided in connection with the refinancings of three of the Partnership's residential properties during 2000, the General Partner was paid a commissions related to the refinancings of approximately $165,000 during the year ended December 31, 2000.

For acting as real estate broker in connection with the sales of six of the Partnership's commercial properties during 1999, the General Partner was paid a real estate commission of approximately $1,134,000 during the year ended December 31, 1999. A commission of $447,000 was paid during the year ended December 31, 2000 relating to the sale of Richmond Plaza which was accrued at December 31, 1999.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $1,198,000, $998,000, and $1,200,000 for the years ended December 31, 2000, 1999, and 1998, respectively. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of approximately $7,724,000, $33,111,000, and $155,000, for the years ended December 31, 2000,
1999, and 1998, respectively. These funds were received from distributions from three affiliated partnerships, excess cash from the Partnership's investment properties, proceeds received from the sale of commercial properties, and proceeds received from the refinance of three of the Partnership's residential properties. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

During the year ended December 31, 2000, the General Partner of CCEP/2 determined that it was in the best interest of CCEP/2 to repay the mortgage note on Village Brooke. Accordingly, funds which had previously been restricted to rebuild the property were used to repay the mortgage note which had encumbered the property of approximately $6,517,000. CCEP/2 will likely obtain a construction loan when the re-construction of Village Brooke begins in mid 2001. An extraordinary loss on early extinguishment of debt of approximately $35,000 was recognized as a result of unamortized loan costs associated with this mortgage.

On October 3, 2000, CCEP/2 refinanced the mortgage note payable with GMAC on Windmere Apartments. The refinancing replaced mortgage indebtedness of $3,000,000 with a new mortgage of $6,075,000. The mortgage was refinanced at a rate of 7.83% compared to the prior rate of 7.33%. Payments of approximately $50,000 are due on the first day of each month until the loan matures on November 1, 2010. A balloon payment of approximately $3,905,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $155,000. Prepayment penalties of approximately $95,000 and the write-off of unamortized loan costs of approximately $50,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $145,000.

On October 31, 2000, CCEP/2 refinanced the mortgage note payable on Highcrest Townhomes. The refinancing replaced mortgage indebtedness of $4,000,000 with a new mortgage of $6,760,000. The mortgage was refinanced at a rate of 7.72% compared to the prior rate of 7.33%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on February 1, 2010. A balloon payment of approximately $4,868,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $141,000. Prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $52,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $194,000.

On December 21, 2000, CCEP/2 refinanced the mortgage note payable on Canyon Crest Apartments. The refinancing replaced mortgage indebtedness of $2,000,000 with a new mortgage of $3,640,000. The mortgage was refinanced at a rate of 7.10% compared to the prior rate of 7.33%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2011. A balloon payment of approximately $2,613,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $100,000. Prepayment penalties of approximately $98,000 and the write-off of unamortized loan costs of approximately $38,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $136,000.

Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza, Town Center Plaza and Richmond Plaza were the only commercial properties owned by CCEP/2 and represented one segment of CCEP/2's operations. All of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as gain on sale of and income from discontinued operations as of December 31, 1999 and 1998. The consolidated statement of operations for the year ended December 31, 1998 has been restated to reflect the discontinued segment. Revenues of these properties were approximately $9,005,000 and $12,250,000 for the years ended December 31, 1999 and 1998, respectively. No revenues from the properties were recorded during the year ended December 31, 2000. Income from and gain on sale of discontinued operations was approximately $20,756,000 and $1,256,000 for the years ended December 31, 1999 and 1998, respectively.

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

On December 23, 1999, Richmond Plaza, located in Richmond, Virginia, was sold to an unaffiliated third party for $14,900,000. Closing expenses were approximately $784,000. The debt encumbering the property of approximately $14,500,000 was assumed by the buyer. The sale of the property resulted in a loss on early extinguishment of debt of approximately $24,000 and a gain on sale of investment property of approximately $5,499,000 at December 31, 1999.

In April 1999, one of CCEP/2's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of December 31, 2000, approximately $11,302,000 in insurance proceeds have been received, which includes approximately $1,302,000 received in 2000. The remaining insurance proceeds are expected to be received once construction on the property is completed. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $417,000 and $750,000 have been recorded as of December 31, 2000 and 1999, respectively. A casualty gain of approximately $250,000 was recognized at December 31, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $577,000 of additional clean up and demolition costs incurred. A casualty gain of approximately $5,473,000 was recognized at December 31, 1999.

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


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, L.P.

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheets as of December 31, 2000 and 1999

      Statements of Operations for the Years ended December 31, 2000, 1999 and 1998

      Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 2000, 1999 and 1998

      Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 15, 2001

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS
                       (in thousands, except unit data)






                                                                  December 31,
                                                                2000          1999
Assets
   Cash and cash equivalents                               $  2,143       $  6,846
   Accounts receivable                                           --             92
   Other assets                                                  11             11

   Investment in Master Loan to affiliate                    39,779         47,503
      Less: Allowance for impairment loss                   (29,129)       (29,129)
                                                             10,650         18,374
                                                           $ 12,804       $ 25,323
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts Payable                                        $      1       $     --
   Other liabilities                                             45             58
   Distributions payable                                        141            141
                                                                187            199
Partners' (Deficit) Capital
   General partner                                             (421)          (410)
   Limited partners (909,123.60 units outstanding)           13,038         25,534
                                                             12,617         25,124
                                                           $ 12,804       $ 25,323

                 See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)






                                                            Years Ended December 31,
                                                           2000         1999       1998
Revenues:
   Interest income on net investment
     in Master Loan to affiliate                        $ 1,198       $   998     $ 1,200
   Reduction of provision for impairment loss                --            --      13,586
   Interest income on investments                           322           330         581
      Total revenues                                      1,520         1,328      15,367

Expenses:
   General and administrative                               644           520         820
      Total expenses                                        644           520         820

Net income (Note I)                                     $   876       $   808     $14,547


Net income allocated to general partner (1%)            $     9       $     8     $   145

Net income allocated to limited partners (99%)              867           800      14,402

                                                        $   876       $   808     $14,547

Net income per Limited Partnership Unit                 $   .95       $   .88     $ 15.84

Distribution per Limited Partnership Unit               $ 14.70       $ 41.73     $  3.28

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)





                                                                              Total
                                         Limited                             Partners
                                       Partnership    General     Limited    Capital
                                          Units       Partners   Partners   (Deficit)

Original capital contributions           912,182        $ 1      $228,046   $228,047

Partners' (deficit) capital at
   December 31, 1997                     909,134      $  (507)   $ 51,256   $ 50,749

Distributions to partners                     --           --      (2,985)    (2,985)

Net income for the year ended
   December 31, 1998                          --          145      14,402     14,547

Partners' (deficit) capital at
   December 31, 1998                     909,134         (362)     62,673     62,311

Abandonment of units                         (10)          --          --         --

Distributions to partners                     --          (56)    (37,939)   (37,995)

Net income for the year ended
   December 31, 1999                          --            8         800        808

Partners' (deficit) capital
   at December 31, 1999                  909,124         (410)     25,534     25,124

Distributions to partners                     --          (20)    (13,363)   (13,383)

Net income for the year ended
   December 31, 2000                          --            9         867        876

Partners' (deficit) capital at
   December 31, 2000                     909,124     $   (421)   $ 13,038   $ 12,617


                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                (in thousands)






                                                         Year Ended December 31,
                                                       2000        1999        1998
Cash flows from operating activities:
  Net income                                          $ 876        $ 808     $ 14,547
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Reduction of provision for impairment loss              --          --     (13,586)
   Change in accounts:
      Interest receivable on Master Loan                   92         (92)        634
      Other assets                                         --           1           9
      Accounts payable                                      1          --          (6)
      Other liabilities                                   (13)         44           4

          Net cash provided by operating
           activities                                     956         761       1,602

Cash flows from investing activities:
  Advances on Master Loan                                  --          --        (220)
  Principal receipts on Master Loan                     7,724      33,111         155

          Net cash provided by (used in)
            investing activities                        7,724      33,111        (65)

Cash flows used in financing activities:
  Distributions to partners                           (13,383)    (37,995)    (2,985)

Net decrease in cash and cash equivalents              (4,703)     (4,123)    (1,448)

Cash and cash equivalents at beginning
  of period                                             6,846      10,969      12,417

Cash and cash equivalents at end of period           $ 2,143      $ 6,846    $ 10,969

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. Through December 31, 2000, the Partnership had advanced approximately $183,470,000 under the Master Loan.

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control." The directors and officers of the General Partner also serve as executive officers of AIMCO.
The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership commenced operations on July 22, 1983. The Partnership was formed for the benefit of its Limited Partners to lend funds to EP/2.

The Partnership is the holder of a note receivable which is collateralized by three existing apartment properties and one apartment property which is currently being rebuilt located throughout the United States.

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

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,123.60 Units outstanding in 2000 and 1999 and 909,133.80 units outstanding in 1998.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

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

Note C - Net Investment in Master Loan

At December 31, 2000, the recorded investment in the Master Loan is considered to be impaired under SFAS No. 114. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the year ended December 31, 1998, the Partnership recorded approximately
$13,586,000 in income based upon an increase in the fair value of the collateral. No such income was recorded in 2000 and 1999 as the recorded value of the Master Loan approximated the fair value of the collateral at December 31, 2000 and 1999.

The principal balance of the Master Loan due to the Partnership totaled approximately $39,779,000 and $47,503,000 at December 31, 2000 and 1999,
respectively. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $23,722,000, $23,964,000 and $22,609,000 for the years ended
December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000 and 1999, such cumulative unrecognized interest totaling approximately $223,972,000 and $200,250,000 was not included in the balance of the investment in Master Loan as it is not expected to be collected. The allowance for possible losses totaled approximately $29,129,000 at December 31, 2000 and 1999.

No advances were made to CCEP/2 during the year ended December 31, 2000 or 1999 as an advance on the Master Loan. During the year ended December 31, 1998, an advance of $220,000 was made to CCEP/2 as an advance on the Master Loan. CCEP/2 has approximately $16,452,000 in liens on the collateral that are superior to the Master Loan.

The investment in Master Loan consists of the following:

                                                As of December 31,
                                                2000           1999
                                                  (in thousands)
  Master Loan funds advanced, at
    beginning of year                        $ 47,503       $ 80,614
  Principal receipts on Master Loan            (7,724)       (33,111)
  Master Loan funds advanced, at
    end of year                              $ 39,779       $ 47,503

The allowance for impairment loss on Master Loan to affiliates consists of the following:


                                                        As of December 31,
                                                   2000         1999        1998
                                                          (in thousands)
 Allowance for impairment loss on Master
   Loan to affiliates, beginning of year       $ 29,129     $ 29,129     $ 42,715
 Reduction of provision for impairment loss          --           --      (13,586)

 Allowance for impairment loss on Master
   Loan to affiliates, end of year             $ 29,129     $ 29,129     $ 29,129

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The approximate $13,586,000 net reduction in the provision for impairment loss that was recognized during the year ended December 31, 1998 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The General Partner had seen a consistent increase in the net realizable value of the collateral properties, taken as a whole during 1998 and 1997. The increase was deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves as the total amount borrowed on the master loan or from other sources in the past few years for this purpose totals $1,150,000. Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the year ended December 31, 1998. There has not been any change in the net realizable value of the remaining collateral properties for the years ended December 31, 2000 and 1999 and accordingly, there has not been any change in the allowance for impairment loss during the years ended December 31, 2000 and 1999. If the Partnership forecloses on the properties securing the Master
Loan, title in the properties owned by CCEP/2 would be vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties.

Approximately $1,198,000, $998,000 and $1,200,000 for the years ended December 31, 2000, 1999, and 1998, respectively was recorded as interest income on investment in the Master Loan to an affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. Of the $1,198,000 received during 2000, $853,000 was received from Village Brooke as a result of its receipt of a portion of the insurance proceeds due from the destruction of the property (see the Financial Statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") Note C - Casualty Event, included in these financial statements). In addition, a cash payment of $345,000 was received from CCEP/2 as an excess cash payment during 2000. Cash payments of $575,000 and $423,000 were received from CCEP/2 during the second and fourth quarters, respectively of 1999. Cash payments of $564,000, $505,000 and $131,000, respectively, were received from CCEP/2 during its second, third and fourth quarters of 1998. In accordance with the terms of the Master Loan Agreement the Partnership received approximately $5,500,000 of net proceeds from the refinance of three of CCEP/2's properties during 2000, approximately $2,090,000 of funds previously reserved associated with the destruction of Village Brooke which were released during 2000 and approximately $32,034,000 of net proceeds from the sale of seven of CCEP/2's properties during 1999.

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow after third party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matured in November 2000. The Partnership is currently evaluating its options and is in negotiations with CCEP/2. The options include foreclosing on the remaining properties that collateralize the Master Loan or extending the terms of the loan. If the Partnership forecloses on the properties securing the Master Loan, title in the properties owned by CCEP/2 would be vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership would become responsible for the operations of such properties.

Effective January 1, 1993, the Partnership and CCEP/2 amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. This amendment and change in the definition of Excess Cash Flow has the effect of reducing income on the investment in Master Loan by the amount of CCEP/2's capital expenditures, since such amounts were previously excluded from Excess Cash Flow.

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

Note D - Transaction with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were made to the General Partner and affiliates during the years ended December 31, 2000, 1999, and 1998:

                                                For the years ended December 31,
                                                   2000        1999        1998
                                                         (in thousands)
Reimbursements for services of affiliates
  (included in general and administrative
     expenses)                                    $ 444        $ 217      $ 303

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $444,000, $217,000 and $303,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 421,739.60 limited partnership units in the Partnership representing 46.39% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $31.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 2,784.30 units resulting in its total ownership being increased to 424,523.90 units or 46.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.70% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Note G - Distribution

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998, 1999 and 2000 and subsequent to December 31, 2000.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
       01/01/98 - 12/31/98           $ 2,985,000 (1)          $ 3.28
       01/01/99 - 12/31/99            37,995,000 (2)           41.73
       01/01/00 - 12/31/00            13,383,000 (3)           14.70
      Subsequent to 12/31/01           1,300,000 (4)            1.43

(1) Distribution was made from surplus funds which was distributed 100% to the limited partners.

(2) Consists of $323,000 from surplus funds and $32,000,000 from sale proceeds of CCEP/2 commercial proceeds distributed 100% to the limited partners and $5,672,000 from operations (approximately $5,616,000 to the limited partners or $6.18 per limited partnership unit) distributed to all partners.

(3) Consists of $2,000,000 (approximately $1,980,000 to the limited partners or $2.18 per limited partnership unit) from operations which was distributed to all partners and $4,200,000 all to the limited partners (approximately $4.62 per limited partnership unit) from refinancing proceeds of Windmere Apartments and Highcrest Townhomes in CCEP/2 and $7,183,000 (approximately $7.90 per limited partnership unit) from surplus funds distributed all to the limited partners.

(4) Consists of approximately $1,300,000 (approximately $1.43 per limited partnership unit) from the refinancing proceeds of Canyon Crest Apartments in CCEP/2 all to the limited partners.

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

Note I - Partner Tax Information

The following is a reconciliation between net income as reported in the financial statements and federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per unit data):


                                                    2000          1999        1998

Net income as reported                            $  876        $  808      $ 14,547
Add (deduct):
   Accrued expenses                                   11            44             4
   Interest income                                (1,198)       (1,129)       (1,200)
   Valuation allowances                               --            --       (13,586)
   Other                                              --            35            36

Federal taxable loss                             $  (311)      $  (312)     $   (199)

Federal taxable loss per limited
     partnership unit                            $  (.34)      $  (.34)     $   (.22)

The tax basis of the Partnership's assets and liabilities is approximately $77,703,000 and $78,891,000 greater than the assets and liabilities as reported in the financial statements at December 31, 2000 and 1999, respectively.

Note J - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

                                    Year Ended December 31, 2000
                                1st         2nd       3rd        4th
                              Quarter     Quarter   Quarter    Quarter    Total

Total revenues              $     75    $  1,283    $    82   $    80   $  1,520
Total expenses                    87         179        242       136        644
Net (loss) income           $    (12)   $  1,104    $  (160)  $   (56)  $    876
Net (loss) income per
 Limited Partnership Unit   $   (.01)   $   1.20    $  (.17)  $  (.07)  $    .95
Distribution per Limited
 Partnership Unit           $     --    $   2.18    $   .64   $ 11.88   $  14.70

                                    Year Ended December 31, 1999
                                1st         2nd       3rd        4th
                              Quarter     Quarter   Quarter    Quarter    Total

Total revenues              $     40    $    647    $    50   $   591   $  1,328
Total expenses                   125         180        122        93        520
Net (loss) income           $    (85)   $    467    $   (72)  $   498   $    808
Net (loss) income per
 Limited Partnership Unit   $   (.09)   $    .51    $  (.08)  $   .54   $    .88
Distribution per Limited
 Partnership Unit           $   4.90    $     --    $    --   $ 36.83   $  41.73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           AS OF DECEMBER 31, 2000


LIST OF CONSOLIDATED FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Partners' Deficit for the Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Equity Partners/Two, L.P.

We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners/Two, L.P. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Equity Partners/Two, L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Partnership has incurred operating losses, suffers from inadequate liquidity, has an accumulated deficit and is unable to repay the Master Loan balance, which matured in 2000. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                         /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 15, 2001

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  December 31,
                                                               2000          1999
Assets
  Cash and cash equivalents                                  $  2,972      $   3,747
  Restricted cash                                                  --          7,750
  Receivables and deposits (net of allowance of $259)             433            853
  Restricted escrows                                              406            139
  Other assets                                                    426            260
  Investment properties: (Notes E, F and H)
      Land                                                      2,731          2,731
      Buildings and related personal property                  18,296         17,228
                                                               21,027         19,959
      Less accumulated depreciation                           (12,434)       (11,317)
                                                                8,593          8,642

                                                             $ 12,830      $  21,391
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                           $    143      $     323
  Tenant security deposit liabilities                             115            194
  Accrued property taxes                                          533            546
  Other liabilities                                               250            812
  Mortgage notes (Note F)                                      16,452         15,557
  Master loan and interest payable (Note E)                   263,751        247,753

                                                              281,244        265,185
Partners' Deficit
  General Partner                                               (2,670)       (2,424)
  Limited Partners                                           (265,744)      (241,370)
                                                             (268,414)      (243,794)

                                                             $ 12,830      $  21,391

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                    2000        1999        1998
Revenues:                                                                (restated)
   Rental income                                 $  4,788    $  5,597    $  6,322
   Other income                                       820         610         663
   Casualty gain                                      250       5,473          --
      Total revenues                                5,858      11,680       6,985
Expenses:
   Operating                                        1,976       2,173       2,805
   General and administrative                         430         510         991
   Depreciation                                     1,117       1,145       1,438
   Interest                                        25,912      26,210      25,061
   Property taxes                                     533         570         559

      Total expenses                               29,968      30,608      30,854

Loss before discontinued operations and
  extraordinary item                              (24,110)    (18,928)    (23,869)

Income from discontinued operations                    --           3       1,204

Gain on sale of discontinued operations                --      20,753          52

(Loss) income before extraordinary item           (24,110)      1,828     (22,613)

Extraordinary loss on early extinguishment
   of debt (Note F)                                  (510)        (31)         --
Net (loss) income                                $(24,620)   $  1,797    $(22,613)
Net (loss) income allocated to general
  partner (1%)                                   $   (246)   $     18    $   (226)
Net (loss) income allocated to limited
 partners (99%)                                   (24,374)      1,779     (22,387)
                                                 $(24,620)   $  1,797    $(22,613)

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                (in thousands)


                                      General        Limited
                                      Partner        Partners        Total

Partners' deficit
   at December 31, 1997               $ (2,216)     $(220,762)   $ (222,978)

Net loss for the year ended
   December 31, 1998                     (226)        (22,387)      (22,613)

Partners' deficit at
   December 31, 1998                   (2,442)       (243,149)     (245,591)

Net income for the year ended
   December 31, 1999                       18           1,779         1,797

Partners' deficit at
   December 31, 1999                   (2,424)       (241,370)     (243,794)
Net loss for the year ended
   December 31, 2000                     (246)        (24,374)      (24,620)
Partners' deficit at
   December 31, 2000                 $ (2,670)      $(265,744)   $ (268,414)

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                             2000       1999        1998
Cash flows from operating activities:
  Net (loss) income                                       $(24,620)  $  1,797    $ (22,613)
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
   Depreciation                                              1,117      3,843        4,975
   Amortization of loan costs, lease commissions
      and ground lease                                          52         60          605
   Gain on sale of discontinued operations                      --    (20,753)         (52)
   Extraordinary loss on early extinguishment of debt          510         31           --
   Casualty gain                                              (250)    (5,473)          --
  Change in accounts:
      Restricted cash                                        7,750     (7,750)          --
      Receivables and deposits                                 420      1,218         (178)
      Other assets                                               3        337          (48)
      Accounts payable                                        (180)        56         (429)
      Tenant security deposit liabilities                      (79)      (387)          17
      Accrued property taxes                                   (13)      (199)         (25)
      Other liabilities                                       (562)      (123)         (94)
      Interest on Master Loan                               23,722     23,963       21,975
       Net cash provided by (used in) operating
          activities                                         7,870     (3,380)       4,133
Cash flows from investing activities:
  Insurance proceeds received                                  308      8,406           --
  Property improvements and replacements                    (1,126)    (2,431)      (2,591)
  Proceeds from sale of discontinued operations                 --     35,180           52
  Net deposits to restricted escrows                          (267)      (550)        (454)
  Lease commissions paid                                        --         --         (527)
       Net cash (used in) provided by investing
        activities                                          (1,085)    40,605       (3,520)
Cash flows from financing activities:
  Prepayment penalty                                          (335)        (4)          --
  Advances on Master Loan                                       --         --          220
  Loan costs paid                                             (396)        --           --
  Principal payments on mortgage notes payable                 (63)      (247)        (286)
  Principal payments on Master Loan                         (7,724)   (33,111)        (155)
  Proceeds from mortgage notes payable                      16,475         --           --
  Repayment of mortgage notes payable                      (15,517)    (2,315)          --
       Net cash used in financing activities                (7,560)   (35,677)        (221)

Net (decrease) increase in cash and cash
   equivalents                                                (775)     1,548          392
Cash and cash equivalents at beginning of period             3,747      2,199        1,807
Cash and cash equivalents at end of period                $  2,972   $  3,747     $  2,199
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  2,155   $  3,630     $  4,306

         See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matured in 2000. The Partnership realized a net loss of approximately $24,620,000 for the year ended December 31, 2000. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to CCIP/2 under the Master Loan of approximately $263,751,000, including accrued interest, matured in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralized the Master Loan or extending the terms of the Master Loan. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At December 31, 2000, partners' deficit was approximately $268,414,000.

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

The operations of EP/2 were financed substantially through nonrecourse notes with participation interests (the "Master Loan") from Consolidated Capital Institutional Properties/2 ("CCIP/2"), a California limited partnership. These notes are secured by the real properties owned by and notes receivable on sold properties owed to CCEP/2. The Partnership Agreement provides that the Partnership is to terminate on June 24, 2011 unless terminated prior to such date. The Partnership commenced operations on April 28, 1983. The Partnership currently owns three apartment properties one each located in Colorado, Illinois, and Texas and is currently rebuilding a fourth apartment building which is located in Ohio. Six commercial properties were sold in September, 1999 and one commercial property was sold in December 1999.

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

The Corporate Managing General Partner of EP/2 was Consolidated Capital Enterprises, Inc. ("CCEI"), a Georgia corporation. In December 1988, CCEC filed for Chapter 11 protection. In October 1990, as part of CCEC's reorganization plan, CCEC sold its general partner interest in CCIP/2 to ConCap Equities, Inc. ("CEI"), a Delaware corporation. Pursuant to the New Partnership Agreement as discussed above, CHI, a wholly-owned subsidiary of CEI, became the sole general partner of CCEP/2, replacing CCEI, and the former general partners of EP/2 became limited partners of CCEP/2. Pursuant to the New Partnership Agreement, CCEP/2 is managed by CHI and CHI has full discretion with respect to conducting CCEP/2's business. CHI and the limited partners are hereinafter referred to collectively as the "Partners." All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Apartment Investment and Management Company ("AIMCO"). (See Note B - Transfer of Control).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,864,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $397,000 and approximately $418,000 at December 31, 2000 and 1999, respectively, less accumulated amortization of approximately $7,000 and $198,000, at December 31, 2000 and 1999, respectively are included in other assets and are being amortized on a straight-line basis over the life of the loans. The amortization expense is included in interest expense. As a result of the refinance of three of the Partnership's residential properties, Windmere Apartments, Highcrest Townhomes Apartments, and Canyon Crest Apartments, and the repayment of the mortgage notes which had encumbered the Partnership's other residential property, Village Brooke, loan costs of approximately $175,000, net of accumulated amortization were written off in 2000. As a result of the sale of Town Center and Richmond Plaza, loan costs of approximately $27,000, net of accumulated amortization were written off in 1999.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $116,000, $159,000, and $156,000 for the years ended December 31, 2000, 1999 and 1998, respectively, were charged to expense as incurred.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000, 1999, and 1998.

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

Restricted Escrow:

Reserve Account: A general Reserve Account was established in 1996 with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to make quarterly deposits of net operating income (as defined in the mortgage note) from each refinanced property to the respective reserve account. The balance at December 31, 1999, was approximately $139,000 which includes interest. As a result of the refinancings of three of the residential properties in 2000, the reserve accounts were no longer required and the balances in each property's account was refunded during 2000.

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

Completion/Repair Escrow: A completion/repair escrow account was established in 2000 with the refinancing proceeds for Windmere Apartments, Highcrest Townhomes, and Canyon Crest Apartments. The funds were established to cover necessary repairs and complete various capital projects as noted for each property. The accounts were funded with proceeds from each mortgage refinancing and total $406,000 at December 31, 2000.

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

The tax basis of the Partnership's assets and liabilities is approximately $212,361,000 and $187,178,000 greater than the assets and liabilities as reported in the financial statements for the years ended December 31, 2000 and 1999, respectively.

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

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of December 31, 2000, approximately $11,302,000 in insurance proceeds have been received, which includes approximately $1,302,000 received in 2000. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $417,000 and $750,000 have been recorded as of December 31, 2000 and 1999, respectively. A casualty gain of approximately $250,000 was recognized at December 31, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $577,000 of additional clean up and demolition costs incurred. A casualty gain of approximately $5,473,000 was recognized at December 31, 1999.

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

Note D - Sale of Investment Property-Discontinued Operations

Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza, Town Center Plaza and Richmond Plaza were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. All of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as gain on sale of and income from discontinued operations for the years ended December 31, 1999 and 1998. The consolidated statement of operations for the year ended December 31, 1998 has been restated to reflect the discontinued segment. Revenues of these properties were approximately $9,005,000 and $12,250,000 for the years ended December 31, 1999 and 1998, respectively. No revenues from the properties were recorded during the year ended December 31, 2000. (Loss) income from discontinued operations was approximately $3,000 and $1,204,000 for the years ended December 31, 1999 and 1998, respectively.

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

On December 23, 1999, Richmond Plaza, located in Richmond, Virginia, was sold to an unaffiliated third party for $14,900,000. Closing expenses were approximately $784,000. The debt encumbering the property of approximately $14,500,000 was assumed by the buyer. The sale of the property resulted in a gain on sale of investment property of approximately $5,499,000 and a loss on early extinguishment of debt of approximately $24,000 at December 31, 1999.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at December 31, 2000 and 1999, are approximately $263,751,000 and approximately $247,753,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. The net proceeds from the refinancing of three of the residential properties during the years ended December 31, 2000 and the net proceeds from the sale of the commercial properties during the year ended December 31, 1999 were paid to CCIP/2 as required under the terms of the Master Loan Agreement.

Effective January 1, 1993, CCEP/2 and CCIP/2 amended the Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from CCIP/2 to CCEP/2. This amendment and change in the definition of Excess Cash Flow has the effect of reducing Master Loan payments to CCIP/2 by the amount of CCEP/2's capital expenditures since such amounts were previously excluded from Excess Cash Flow. The amendment will have no effect on the computation of interest expense on the Master Loan.

No advances were received from CCIP/2 during the year ended December 31, 2000 and 1999 as an advance on the Master Loan. The Master Loan matured in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair values of the underlying collateral.

The General Partner is currently in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. If CCIP/2 were to foreclose on its collateral, CCEP/2 would no longer hold title to its properties and would be dissolved.

During 2000, CCEP/2 paid down the Master Loan by $7,724,000. These payments were made from distributions received from three affiliated partnerships and from proceeds received from the refinance of three of the Partnership's residential properties. During 1999, CCEP/2 paid down the Master Loan by $33,111,000. These payments were made from distributions received from three affiliated partnerships, excess cash from the Partnership's investment properties and from proceeds received from the sale of the Partnership's commercial properties. During 1998, CCIP/2 loaned approximately $220,000 to CCEP/2 as an advance on the Master Loan. Also during 1998, CCEP/2 paid down the Master Loan by $155,000. These payments were made from distributions received from two affiliated partnerships.

Note F - Mortgage Notes Payable


                    Principal    Monthly                     Principal     Principal
                    Balance At   Payment    Stated            Balance       Balance
                   December 31, Including  Interest Maturity   Due At   At December 31,
Property               2000      Interest    Rate     Date    Maturity       1999
                   (in thousands)                                  (in thousands)
Canyon Crest
  1st Mortgage       $ 3,640       $ 28      7.10%  01/01/11   $ 2,613      $ 2,000
Highcrest
Townhomes
  1st Mortgage         6,748         55      7.72%  02/01/10     4,868        4,000
Windemere
  1st Mortgage         6,064         50      7.83%  11/01/10     3,905        3,000
Village Brooke
  1st Mortgage (1)        --         --      --        --           --        6,557

  Totals             $16,452       $133                        $11,386      $15,557


On October 3, 2000, the Partnership refinanced the mortgage note payable with GMAC on Windmere Apartments. The refinancing replaced mortgage indebtedness of $3,000,000 with a new mortgage of $6,075,000. The mortgage was refinanced at a rate of 7.83% compared to the prior rate of 7.33%. Payments of approximately $50,000 are due on the first day of each month until the loan matures on November 1, 2010. A balloon payment of approximately $3,905,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $150,000. Prepayment penalties of approximately $95,000 and the write-off of unamortized loan costs of approximately $50,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $145,000.

On October 31, 2000, the Partnership refinanced the mortgage note payable on Highcrest Townhomes. The refinancing replaced mortgage indebtedness of $4,000,000 with a new mortgage of $6,760,000. The mortgage was refinanced at a rate of 7.72% compared to the prior rate of 7.33%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on February 1, 2010. A balloon payment of approximately $4,868,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $141,000. Prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $52,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $194,000.

On December 21, 2000, the Partnership refinanced the mortgage note payable on Canyon Crest Apartments. The refinancing replaced mortgage indebtedness of $2,000,000 with a new mortgage of $3,640,000. The mortgage was refinanced at a rate of 7.10% compared to the prior rate of 7.33%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2011. A balloon payment of approximately $2,613,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $100,000. Prepayment penalties of approximately $98,000 and the write-off of unamortized loan costs of approximately $38,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $136,000.

During the year ended December 31, 2000, the General Partner determined that it was in the best interest of the Partnership to repay the mortgage note on Village Brooke. Accordingly, funds which had previously been restricted to rebuild the property were used to repay the mortgage note which had encumbered the property of approximately $6,517,000. The Partnership will likely obtain a construction loan when the re-construction of Village Brooke begins in mid 2001. An extraordinary loss on early extinguishment of debt of approximately $35,000 was recognized as a result of unamortized loan costs associated with this mortgage.

The mortgage notes payable are nonrecourse and are collateralized by deeds of trust on the real property. The mortgage notes require prepayment penalties if repaid prior to maturity. All of these notes are superior to the Master Loan.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

         Years Ending December 31,
                  2001                      $    359
                  2002                           394
                  2003                           426
                  2004                           459
                  2005                           495
                  Thereafter                  14,319
                    Total                   $ 16,452

Note G - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 2000, 1999 and 1998. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the years ended December 31, 2000, 1999, and 1998 as follows:

                                                           2000      1999     1998

 Property management fees (included in
  operating expenses)                                     $ 257     $ 304     $ 696
 Investment advisory fees (included in general
   and administrative expense)                              178       178       173
 Lease commissions                                           --        --       381
 Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                               172       237       292
 Real estate brokerage commissions (included in
   gain on sale of discontinued operations)                  --     1,581        --
 Refinancing fees (included in capitalized loan
   costs)                                                   165        --        --

During the years ended December 31, 2000, 1999, and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $257,000, $304,000, and $696,000 for the years ended December 31, 2000, 1999, and 1998, respectively. For the years ended December 31, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $359,000 for the year ended December 31, 1998. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998. As of December 23, 1999 all of the Registrant's commercial properties were sold.

An affiliate of the General Partner received investment advisory fees amounting to approximately $178,000 for the years ended December 31, 2000 and 1999 and $173,000 for the year ended December 31, 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $172,000, $237,000, and $292,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

For services provided in connection with the refinancings of three of the Partnership's residential properties, the General Partner was paid total commissions related to the refinancings of approximately $165,000 during the year ended December 31, 2000.

For acting as real estate broker in connection with the sales of seven of the Partnership's commercial properties, the General Partner was paid a real estate commission of approximately $1,134,000 during the year ended December 31, 1999. A commission of $447,000 was paid during the year ended December 31, 2000 relating to the sale of Richmond Plaza which was accrued at December 31, 1999.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $1,198,000, $998,000, and $1,200,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Advances of approximately $220,000 were made under the Master Loan Agreement during the year ended December 31, 1998. No advances were made under the Master Loan Agreement during the years ended December 31, 2000 and 1999. Additionally, CCEP/2 made principal payments on the Master Loan of approximately $7,724,000, $33,111,000 and $155,000 respectively. These funds were received from distributions from three affiliated partnerships, excess cash from the Partnership's investment properties, and from proceeds received from the sale of commercial properties and from proceeds received from the refinance of three of the Partnership's residential properties.

Note H - Real Estate and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following at December 31, 2000 (in thousands):

                                    Building
                                    & Related
                                    Personal               Accumulated   Depreciable
      Description          Land     Interest     Total     Depreciation   Life-Years

 Canyon Crest           $   145    $ 3,798    $  3,943       $ 2,516        3-20
 Highcrest Townhomes        707      8,081       8,788         5,461        3-20
 Village Brooke           1,099         87       1,186            --        3-20
 Windmere                   780      6,330       7,110         4,457        3-20

 Total                  $ 2,731    $18,296    $ 21,027       $12,434

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands):

                                             Year Ended December 31, 2000
                                    1st         2nd       3rd        4th
                                  Quarter     Quarter   Quarter    Quarter    Total

Revenues                        $  1,665    $  2,447   $  1,266  $    480   $  5,858
Expenses                           7,670       7,488      7,431     7,379     29,968
Loss before extraordinary item    (6,005)     (5,041)    (6,165)   (6,899)   (24,110)
Extraordinary loss on debt
extinguishment                        --         (35)        --      (475)      (510)
Net loss                        $ (6,005)   $ (5,076)  $ (6,165) $ (7,374)  $(24,620)


                                             Year Ended December 31, 1999
                                    1st         2nd       3rd        4th
                                  Quarter     Quarter   Quarter    Quarter    Total

Revenues                        $  1,807    $  1,467   $  1,434  $  6,972   $ 11,680
Expenses                           8,019       7,808      7,861     6,920     30,608
(Loss) income from continuing
  operations                      (6,212)     (6,341)    (6,427)       52    (18,928)
Income (loss) from discontinued
  operations                          87         394       (455)      (23)         3
Gain on sale of discontinued
  operations                          --          --     15,517     5,236     20,753
(Loss) income before
  extraordinary item              (6,125)     (5,947)     8,635     5,265      1,828
Extraordinary loss on debt
extinguishment                        --          --         (7)      (24)       (31)
Net (loss) income               $ (6,125)   $ (5,947)  $  8,628  $  5,241   $  1,797

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$78,000  and  non-audit  services  (principally  tax-related)  of  approximately
$39,000.

Item 11. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000:

Entity                                  Number of Units      Percentage

Reedy River Properties
(an affiliate of AIMCO)                    168,736.5           18.56%
Insignia Properties LP
(an affiliate of AIMCO)                     17,240.6            1.90%
AIMCO Properties, LP
(an affiliate of AIMCO)                    168,243.8           18.50%
Cooper River Properties, LLC
(an affiliate of AIMCO)                     67,518.7            7.43%

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

The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were made to the General Partner and affiliates during the years ended December 31, 2000, 1999, and 1998:

                                                For the years ended December 31,
                                                   2000        1999        1998
                                                         (in thousands)
Reimbursements for services of affiliates         $ 444        $ 217      $ 303

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $444,000, $217,000 and $303,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 421,739.60 limited partnership units in the Partnership representing 46.39% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $31.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 2,784.30 units resulting in its total ownership being increased to 424,523.90 units or 46.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.70% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV


Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits

            None.

      (b)   Reports  on Form 8-K filed in the fourth  quarter  of fiscal  year
            2000:

            Form 8-K dated October 3, 2000, as filed with the Securities and Exchange Commission on November 27, 2000 in connection with the refinance of the mortgage note payable with GMAC on Windmere Apartments and Highcrest Townhomes.

            Form 8-K dated December 22, 2000 as filed with the Securities and Exchange Commission on January 22, 2001 in connection with the refinance of the mortgage note payable with GMAC on Canyon Crest Apartments.

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

                                 Date:    March 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                                    Date: March 28, 2001
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date: March 28, 2001
Martha L. Long
Senior Vice President and Controller

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

      10.27 Reinstatement of and Third amendment to purchase and sale contract between Consolidated Capital Institutional Properties/2, a California limited partnership and Southfield Office Properties, LLC for sale of real estate for Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza (Filed with Form 8-K dated September 10, 1999)

      10.28 Contract for sale of real estate for Towne Center Plaza dated September 22, 1999 between Consolidated Capital Institutional Properties/2 , a California limited partnership and Colton Real Estate Group, d/b/a The Colton Company (Filed with Form 8-K/A dated September 22, 1999)

      10.29 Contract for sale for real estate for Richmond Plaza dated December 23, 1999 between Consolidated Capital Institutional Properties/2, a California limited partnership and The Bernstein Companies(Filed with Form 8-K dated December 23,
                  1999)

      10.30 Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Windmere Apartments (Filed with Form 8-K on November 27, 2000)

10.31 Multifamily Note dated October 31, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Highcrest Townhomes Apartments (Filed with Form 8-K on November 27, 2000)

10.32 Multifamily Note dated December 22, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Canyon Crest Apartments (filed with Form 8-K on January 22, 2001)

      11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of
                  Item 8 - Financial Statements of this Form 10-K)

      16 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992)

      28.1 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report)