Form 10QSB
period 2001-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2001-05-04
CIK 719184

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

                   For the quarterly period ended March 31, 2001


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
                                 BALANCE SHEETS
                          (in thousands, except unit data)

                                                            March 31,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  1,592        $ 2,143
   Other assets                                                    11             11

   Investment in Master Loan to affiliate                      39,770         39,779
      Less: allowance for impairment loss                     (29,129)       (29,129)
                                                               10,641         10,650
                                                             $ 12,244      $ 12,804
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts Payable                                            $   --            $ 1
   Other liabilities                                               54             45
   Distributions payable                                          141            141
                                                                  195            187
Partners' (Deficit) Capital
   General partner                                               (414)          (421)
   Limited partners (909,123.60 units outstanding)             12,463         13,038
                                                               12,049         12,617
                                                             $ 12,244      $  12,804

Note: The balance sheet at December 31, 2000,  has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                   See Accompanying Notes to Financial Statements

b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                             Three Months Ended
                                                                 March 31,
                                                              2001       2000
Revenues:
   Interest income on net investment in Master Loan
    to affiliate                                            $  904     $   --
   Interest income on investments                               19         75
      Total revenues                                           923         75

Expenses:
   General and administrative                                  192         87
      Total expenses                                           192         87

Net income (loss)                                           $  731     $  (12)

Net income (loss) allocated to general partner (1%)         $    7     $   --
Net income (loss) allocated to limited partners (99%)          724        (12)
                                                            $  731     $  (12)



Net income (loss) per limited partnership unit              $  .80     $ (.01)

Distribution per limited partnership unit                   $ 1.43     $   --

                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficit) capital
   at December 31, 1999                909,124       $ (410)     $ 25,534     $ 25,124

Net loss for the three months
   ended March 31, 2000                     --            --          (12)         (12)

Partners' (deficit) capital
   at March 31, 2000                   909,124       $ (410)     $ 25,522     $ 25,112

Partners' (deficit) capital
   at December 31, 2000                909,124       $ (421)     $ 13,038     $ 12,617

Distributions to partners                   --            --       (1,299)      (1,299)

Net income for the three months
   ended March 31, 2001                     --             7          724          731

Partners' (deficit) capital at
   March 31, 2001                      909,124       $ (414)     $ 12,463     $ 12,049

                   See Accompanying Notes to Financial Statements

d)
                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $   731      $   (12)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Change in accounts:
      Interest receivable on Master Loan                              --           92
      Accounts payable                                                (1)          --
      Other liabilities                                                9          (27)
       Net cash provided by operating activities                     739           53

Cash flows provided by investing activities:
  Principal receipts on Master Loan                                    9            4

Cash flows used in financing activities:
  Distributions to partners                                       (1,299)          --

Net (decrease) increase in cash and cash equivalents                (551)          57

Cash and cash equivalents at beginning of period                   2,143        6,846

Cash and cash equivalents at end of period                      $  1,592     $  6,903

                   See Accompanying Notes to Financial Statements

e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The following payments were made to the General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Reimbursements for services of affiliates (included in
  general and administrative expenses)                            $ 153    $  54

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $153,000 and $54,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 422,692.20 limited partnership units in the Partnership representing 46.49% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.49% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Net Investment in Master Loan

The Partnership was formed to lend funds through non-recourse notes with participation interest (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2").

At March 31, 2001, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three month periods ended March 31, 2001 and 2000, there were no changes in the fair value of the collateral and accordingly no income was recognized.

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

The principal balance of the Master Loan due to the Partnership totaled approximately $39,770,000 at March 31, 2001. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $5,773,000 and $6,300,000 for the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001 and December 31, 2000, such cumulative unrecognized interest totaled approximately $229,745,000 and $223,972,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $29,129,000 at both March 31, 2001 and December 31, 2000.

During the first three months of 2001, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $9,000 and $4,000 for the three months ended March 31, 2001 and 2000, respectively.

The Master Loan matured in November 2000. The Partnership is currently evaluating its options and is in negotiations with CCEP/2. The options include foreclosing on the remaining properties that collateralize the Master Loan or extending the terms of the loan. If the Partnership forecloses on the properties securing the Master Loan, title in the properties owned by CCEP/2 would be vested in the Partnership, subject to the existing liens on such properties. As a result, the Partnership would become responsible for the operations of such properties.

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

Reserves, including cash and cash equivalents totaling approximately $6,903,000 were greater than the reserve requirements of approximately $5,391,000 at March 31, 2000.

Note F - Distribution

The Partnership distributed approximately $1,299,000 (approximately $1.43 per limited partnership unit) to the limited partners from the refinancing proceeds of one of the CCEP/2 properties during the three months ended March 31, 2001. No distributions were made to the partners during the three months ended March 31, 2000.

A subsequent distribution of $1,129,000 ($1.24 per limited partnership unit) from surplus cash due to receipt of interest income on the Master Loan was distributed 100% to the limited partners in April 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             March 31, 2001 AND 2000

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                                            March 31,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 1,930        $ 2,972
   Receivables and deposits (net of allowance of $246
    and $259 at March 31, 2001 and December 31, 2000,
     respectively)                                                189            433
   Restricted escrows                                             406            406
   Other assets                                                   488            426
   Investment properties:
      Land                                                      2,731          2,731
      Buildings and related personal property                  18,569         18,296
                                                               21,300         21,027
      Less accumulated depreciation                           (12,727)       (12,434)
                                                                8,573          8,593
                                                             $ 11,586      $ 12,830
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                            $   37          $ 143
   Accrued property taxes                                         399            533
   Tenant security deposit liabilities                            114            115
   Other liabilities                                              277            250
   Mortgage notes                                              16,370         16,452
   Master loan and interest payable                           269,515        263,751
                                                              286,712        281,244
Partners' Deficit
   General partner                                              (2,737)       (2,670)
   Limited partners                                          (272,389)      (265,744)
                                                             (275,126)      (268,414)
                                                             $ 11,586      $ 12,830


Note: The balance sheet at December 31, 2000,  has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required  by  generally  accepted  accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)



                                                             Three Months Ended
                                                                  March 31,
                                                              2001        2000
Revenues:
   Rental income                                           $  1,126    $  1,466
   Other income                                                 133         199

      Total revenues                                          1,259       1,665
Expenses:
   Operating                                                    480         512
   General and administrative                                    80         131
   Depreciation                                                 293         279
   Interest                                                   7,000       6,611
   Property taxes                                               118         137

      Total expenses                                          7,971       7,670

Net loss                                                   $ (6,712)   $ (6,005)



Net loss allocated to general partner (1%)                 $    (67)   $    (60)

Net loss allocated to limited partners (99%)                 (6,645)     (5,945)
                                                           $ (6,712)   $ (6,005)

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                      General        Limited
                                      Partner        Partners        Total

Partners' deficit at
   December 31, 1999                 $ (2,424)      $(241,370)   $ (243,794)

Net loss for the three months
   ended March 31, 2000                   (60)         (5,945)        (6,005)

Partners' deficit
   at March 31, 2000                 $ (2,484)      $(247,315)   $ (249,799)

Partners' deficit
   at December 31, 2000              $ (2,670)      $(265,744)   $ (268,414)

Net loss for the three months
   ended March 31, 2001                   (67)         (6,645)       (6,712)

Partners' deficit at
   March 31, 2001                    $ (2,737)      $(272,389)   $ (275,126)

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $ (6,712)    $ (6,005)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation                                                      293          279
   Amortization of loan costs                                         14           15
   Change in accounts:
      Receivables and deposits                                       244          103
      Other assets                                                   (76)         (33)
      Accounts payable                                              (106)        (237)
      Accrued property taxes                                        (134)        (123)
      Tenant security deposit liabilities                             (1)         (92)
      Other liabilities                                               27         (196)
      Interest on Master Loan                                      5,773        6,300
       Net cash (used in) provided by operating activities          (678)          11

Cash flows from investing activities:
  Net deposits to restricted escrows                                  --          (32)
  Property improvements and replacements                            (273)        (138)
       Net cash used in investing activities                        (273)        (170)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (82)         (30)
  Principal payments on Master Loan                                   (9)          (4)
       Net cash used in financing activities                         (91)         (34)

Net decrease in cash and cash equivalents                         (1,042)        (193)

Cash and cash equivalents at beginning of period                   2,972        3,747
Cash and cash equivalents at end of period                      $  1,930     $  3,554
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,196     $    296

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for Consolidated Capital Institutional Properties/2 L.P. for the year ended December 31, 2000.

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matured in 2000. The Partnership realized a net loss of approximately $6,712,000 for the quarter ended March 31, 2001. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to CCIP/2 under the Master Loan of approximately $269,515,000, including accrued interest, matured in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralized the Master Loan or extending the terms of the Master Loan. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At March 31, 2001, partners' deficit was approximately $275,126,000.

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

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of March 31, 2001, approximately $11,302,000 in insurance proceeds have been received. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $250,000 were recorded as of March 31, 2000. The General Partner is planning to begin reconstruction of the property during the summer of 2001.

Note D - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the three months ended March 31, 2001 and 2000. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the three months ended March 31, 2001 and 2000 as follows:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 61      $ 74
 Investment advisory fees (included in general
   and administrative expense)                                        5       45
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses,
  and investment properties)                                         39       49
 Due to General Partner                                              --      447

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $61,000 and $74,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $5,000 and $45,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $39,000 and $49,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from Consolidated Capital Institutional Properties/2 ("CCIP/2") pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000 for the three months ended March 31, 2001. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of $9,000 and $4,000 during the three months ended March 31, 2001 and 2000, respectively. These funds were received from distributions from three affiliated partnerships.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at March 31, 2001 and December 31, 2000, are approximately $269,515,000 and approximately $263,751,000, respectively.

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

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $731,000 and net loss for three months ended March 31, 2000 was approximately $12,000. The increase in net income is due primarily to an increase in interest income on the investment in the Master Loan, partially offset by an increase in total expenses. Interest income on the investment in the Master Loan increased as a result of an increase in excess cash flow payments received from CCEP/2. The increase in total expenses is due to an increase in general and administrative expenses.

General and administrative expenses increased for the three months ended March 31, 2001, primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $1,592,000 as compared to approximately $6,903,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $551,000 from December 31, 2000 is due to approximately $1,299,000 of cash used in financing activities, which was partially offset by approximately $739,000 of cash provided by operating activities and approximately $9,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in a money market account.

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

During the three months ended March 31, 2001, the Partnership distributed approximately $1,299,000 (approximately $1.43 per limited partnership unit) to the limited partners from the refinancing proceeds of one of the CCEP/2 properties. No distributions were made to the partners during the three months ended March 31, 2000. Subsequent to the three months ended March 31, 2001, the Partnership distributed approximately $1,129,000 ($1.24 per limited partnership unit) from surplus cash due to the receipt of interest income on the Master Loan to the limited partners in April 2001.

Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

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

During the three months ended March 31, 2001, the Partnership received approximately $9,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

CCEP/2 had a net loss of approximately $6,712,000 and $6,005,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in net loss was primarily due to an increase in total expenses and a decrease in total revenues.

CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 2001, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $6,677,000, of which $5,773,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and non-cash charges for depreciation.

In April 1999, one of the CCEP/2's residential properties, Village Brooke, was completely destroyed by a tornado. It is currently estimated that the property sustained approximately $16,000,000 in damages. As of March 31, 2001, $11,302,000 in insurance proceeds have been received with additional insurance proceeds expected in the future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $250,000 were recorded as of March 31, 2000. The General Partner is planning to begin reconstruction on the property during the summer of 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 422,692.20 limited partnership units in the Partnership representing 46.49% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.49% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference
                        Number            Description

                        None.


            b)    Reports on Form 8-K:

                        None.

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

                                 Date:  May 4, 2001