Form 10-Q
period 2001-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2001-08-07
CIK 719184

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

                    For the quarterly period ended June 30, 2001


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
                                 BALANCE SHEETS
                          (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                  $  390         $ 2,143
   Other assets                                                    11             11

   Investment in Master Loan to affiliate                      39,707         39,779
      Less: allowance for impairment loss                     (29,129)       (29,129)
                                                               10,578         10,650
                                                             $ 10,979       $ 12,804
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                          $     --       $      1
   Other liabilities                                               63             45
   Distributions payable                                          141            141
                                                                  204            187
Partners' (Deficit) Capital
   General partner                                               (415)          (421)
   Limited partners (909,123.60 units outstanding)             11,190         13,038
                                                               10,775         12,617
                                                             $ 10,979       $ 12,804


Note: The balance sheet at December 31, 2000,  has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required  by  generally  accepted  accounting principles in the United States for complete financial statements.

                   See Accompanying Notes to Financial Statements

b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)




                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                                2001       2000       2001        2000
Revenues:
   Interest income on investment
      in Master Loan to affiliate             $    --    $ 1,198    $   904    $ 1,198
   Interest income on investments                   6         85         25        160
         Total revenues                             6      1,283        929      1,358

Expenses:
   General and administrative                     151        179        343        266
         Total expenses                           151        179        343        266

         Net (loss) income                    $  (145)   $ 1,104    $   586    $ 1,092

Net (loss) income allocated
   to general partner (1%)                    $    (1)   $    11    $     6    $    11
Net (loss) income allocated
   to limited partners (99%)                     (144)     1,093        580      1,081

                                              $  (145)   $ 1,104    $   586    $ 1,092

Net (loss) income per limited
  partnership unit                            $  (.16)   $  1.20    $   .64    $  1.19

Distribution per limited partnership unit     $  1.24    $  2.18    $  2.67    $  2.18


                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficit) capital
   at December 31, 1999                909,124        $ (410)    $ 25,534     $ 25,124

Net income for the six months
   ended June 30, 2000                      --            11        1,081        1,092

Distributions to partners                   --           (20)      (1,980)      (2,000)

Partners' (deficit) capital
   at June 30, 2000                    909,124        $ (419)    $ 24,635     $ 24,216

Partners' (deficit) capital
   at December 31, 2000                909,124        $ (421)    $ 13,038     $ 12,617

Net income for the six months
   ended June 30, 2001                      --             6          580          586

Distributions to partners                   --            --       (2,428)      (2,428)

Partners' (deficit) capital at
   June 30, 2001                       909,124        $ (415)    $ 11,190     $ 10,775


                   See Accompanying Notes to Financial Statements

d)
                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)




                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $   586      $ 1,092
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Change in accounts:
      Accounts payable                                                (1)          --
      Interest receivable on Master Loan                              --           92
      Other liabilities                                               18          (12)
       Net cash provided by operating activities                     603        1,172

Cash flows provided by investing activities:
  Principal receipts on Master Loan                                   72           54

Cash flows used in financing activities:
  Distributions to partners                                       (2,428)      (2,000)

Net decrease in cash and cash equivalents                         (1,753)        (774)

Cash and cash equivalents at beginning of period                   2,143        6,846

Cash and cash equivalents at end of period                      $    390     $  6,072


                   See Accompanying Notes to Financial Statements

e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The following payments were made to the General Partner and its affiliates during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Reimbursements for services of affiliates (included in
  general and administrative expenses)                            $ 252    $ 158

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $252,000 and $158,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 429,525.40 limited partnership units in the Partnership representing 47.25% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.25% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Net Investment in Master Loan

The Partnership was formed to lend funds pursuant to a non-recourse note with a participation interest (the "Master Loan") which is secured by deeds of trust on all real property purchased with such funds. The Master Loan was to, and the real properties that secure the Master Loan were purchased and are owned by, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2").

At June 30, 2001, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six month periods ended June 30, 2001 and 2000, there were no changes in the fair value of the collateral and accordingly no income was recognized.

The fair value of all of the collateral properties, which on a combined basis secure the Master Loan, was determined by obtaining an appraisal by an independent third party or by using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of each respective property, and other factors, less the value of the first mortgage loans held on each property which are superior to the Master Loan.

The principal balance of the Master Loan due to the Partnership totaled approximately $39,707,000 at June 30, 2001. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $12,438,000 and $11,358,000 for the six months ended June 30, 2001 and 2000, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. At June 30, 2001 and December 31, 2000, such cumulative unrecognized interest totaled approximately $236,410,000 and $223,972,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $29,129,000 at both June 30, 2001 and December 31, 2000.

During the first six months of 2001, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $72,000 and $54,000 for the six months ended June 30, 2001 and 2000, respectively. Such payments were from certain investments of CCEP/2, which are required to be transferred to the Partnership per the Master Loan Agreement as principal payments.

Approximately $904,000 and $1,198,000 was recorded as interest income on investment in Master Loan to an affiliate for the six months ended June 30, 2001 and 2000, respectively. Of the $1,198,000 received during 2000, $853,000 was received from Village Brooke as a result of its receipt of a portion of the insurance proceeds related to lost rents due to the destruction of the property (see the Financial Statements of CCEP/2 Note C - Casualty Event, included in these financial statements). The balance of $345,000 for 2000 was received from CCEP/2 as an excess cash payment, as defined in the Master Loan Agreement. Excess cash payments of $904,000 were received from CCEP/2 during the first quarter of 2001.

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

Note E - Distribution

The Partnership distributed approximately $1,299,000 (approximately $1.43 per limited partnership unit) to the limited partners from the refinancing proceeds of one of the CCEP/2 properties during the six months ended June 30, 2001. The Partnership also distributed approximately $1,129,000 ($1.24 per limited partnership unit) from surplus cash due to receipt of interest income on the Master Loan which was distributed 100% to the limited partners during the six months ended June 30, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED

                             June 30, 2001 AND 2000

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (in thousands)


                                                             June 30,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  2,107        $ 2,972
   Receivables and deposits (net of allowance of $250
    and $259 at June 30, 2001 and December 31, 2000,
    respectively)                                                 188            433
   Restricted escrows                                             108            406
   Other assets                                                   460            426
   Investment properties:
      Land                                                      2,731          2,731
      Buildings and related personal property                  19,058         18,296
                                                               21,789         21,027
      Less accumulated depreciation                           (13,024)       (12,434)
                                                                8,765          8,593
                                                             $ 11,628       $ 12,830
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $    170       $    143
   Accrued property taxes                                         376            533
   Tenant security deposit liabilities                            120            115
   Other liabilities                                              226            250
   Mortgage notes payable                                      16,280         16,452
   Master loan and interest payable                           276,117        263,751
                                                              293,289        281,244
Partners' Deficit
   General partner                                             (2,802)        (2,670)
   Limited partners                                          (278,859)      (265,744)
                                                             (281,661)      (268,414)
                                                             $ 11,628      $ 12,830

Note: The balance sheet at December 31, 2000,  has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required  by  generally  accepted  accounting principles in the United States for complete financial statements.

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                  (in thousands)



                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      2001        2000        2001        2000
Revenues:
     Rental income                  $ 1,131    $ 1,148     $  2,257   $  2,614
     Other income                       184        495          317        694
     Casualty gain                       --        804           --        804

           Total revenues             1,315      2,447        2,574      4,112

Expenses:
     Operating                          432        516          912      1,028
     General and administrative          31         79          111        210
     Depreciation                       297        281          590        560
     Interest                         6,984      6,478       13,984     13,089
     Property taxes                     106        134          224        271

           Total expenses             7,850      7,488       15,821     15,158

Loss before extraordinary item       (6,535)    (5,041)     (13,247)   (11,046)
Extraordinary loss on early
  extinguishment of debt                 --        (35)          --        (35)

Net loss                            $(6,535)   $(5,076)    $(13,247)  $(11,081)

Net loss allocated
     to general partner (1%)        $   (65)   $   (51)    $   (132)  $   (111)
Net loss allocated
     to limited partners (99%)       (6,470)    (5,025)     (13,115)   (10,970)

                                    $(6,535)   $(5,076)    $(13,247)  $(11,081)

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)
                                  (in thousands)


                                      General        Limited
                                      Partner        Partners        Total

Partners' deficit at
   December 31, 1999                 $ (2,424)      $(241,370)   $ (243,794)

Net loss for the six months
   ended June 30, 2000                   (111)        (10,970)       (11,081)

Partners' deficit
   at June 30, 2000                  $ (2,535)      $(252,340)   $ (254,875)

Partners' deficit
   at December 31, 2000              $ (2,670)      $(265,744)   $ (268,414)

Net loss for the six months
   ended June 30, 2001                   (132)        (13,115)      (13,247)

Partners' deficit at
   June 30, 2001                     $ (2,802)      $(278,859)   $ (281,661)

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $(13,247)    $(11,081)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation                                                      590          560
   Amortization of loan costs and lease commissions                   21           29
   Extraordinary loss on early extinguishment of debt                 --           35
   Casualty gain                                                      --         (804)
  Change in accounts:
      Restricted cash                                                 --        7,750
      Receivables and deposits                                       245         (247)
      Other assets                                                   (55)         (13)
      Accounts payable                                                27         (270)
      Accrued property taxes                                        (157)        (143)
      Tenant security deposit liabilities                              5          (86)
      Other liabilities                                              (24)        (725)
      Interest on Master Loan                                     12,438       11,358
       Net cash (used in) provided by operating activities          (157)       6,363

Cash flows from investing activities:
  Insurance proceeds received                                         --        1,296
  Net withdrawals from restricted escrows                            298           22
  Property improvements and replacements                            (762)        (260)
       Net cash (used in) provided by investing activities          (464)       1,058

Cash flows from financing activities:
  Repayment of mortgage notes payable                                 --       (6,517)
  Principal payments on notes payable                               (172)         (40)
  Principal payments on Master Loan                                  (72)         (54)
       Net cash used in financing activities                        (244)      (6,611)

Net (decrease) increase in cash and cash equivalents                (865)         810

Cash and cash equivalents at beginning of period                   2,972        3,747
Cash and cash equivalents at end of period                      $  2,107     $  4,557
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,507     $  1,746

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto of the Partnership included in the annual report on Form 10-K for Consolidated Capital Institutional Properties/2 L.P. ("CCIP/2") for the year ended December 31, 2000.

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matured in 2000. The Partnership realized net losses of approximately $6,535,000 and $13,247,000 for the three and six months ended June 30, 2001, respectively. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to CCIP/2 under the Master Loan of approximately $276,117,000, including accrued interest, matured in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At June 30, 2001, partners' deficit was approximately $281,661,000.

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

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of June 30, 2001, $11,302,000 in insurance proceeds have been received, with additional insurance proceeds expected in the near future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $500,000 were recorded as of June 30, 2000. A casualty gain of approximately $804,000 was recognized during the three and six months ended June 30, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $58,000 of additional clean up costs incurred. The General Partner is currently excavating the land to begin reconstruction of the property during the fall of 2001. The Partnership is negotiating with several insurance companies as to the final settlement amount. The Partnership expects to receive additional funds; however, the final settlement amount cannot be reasonably estimated.

Note D - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the six months ended June 30, 2001 and 2000. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the six months ended June 30, 2001 and 2000 as follows:

                                                                 2001      2000
                                                                 (in thousands)

 Property management fees (included in operating expenses) $ 124 $ 145 Investment advisory fees (included in general
   and administrative expense)                                     43        89
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses,
  and investment properties)                                       85        39

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $124,000 and $145,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $43,000 and $89,000 for the six months ended June 30, 2001 and 2000, respectively. In addition, the Partnership received a refund of prior investment advisory fees paid of approximately $119,000 during the six months ended June 30, 2001. The refund was a result of recalculating the amount of fees owed to affiliates for the period January 1, 2000 through March 31, 2001 in the first part of 2001. The amount of fees have been properly adjusted for the remainder of 2001.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $85,000 and $39,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000 and $1,198,000 for the six months ended June 30, 2001 and 2000, respectively. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of $72,000 and $54,000 during the six months ended June 30, 2001 and 2000, respectively. These funds were received from distributions from three affiliated partnerships.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at June 30, 2001
and  December  31,  2000,  are  approximately   $276,117,000  and  approximately
$263,751,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to CCIP/2, as principal payments on the Master Loan as per the terms of the Master Loan Agreement.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 and 2000 was approximately $586,000 and $1,092,000, respectively. The Partnership's net loss for the three months June 30, 2001 was approximately $145,000 as compared to net income of approximately 1,104,000 for the three months ended June 30, 2000. The decrease in net income for the six months ended June 30, 2001 is due primarily to a decrease in total revenues and, to a lesser extent, an increase in total expenses. The decrease in net income for the three months ended June 30, 2001 is due primarily to a decrease in total revenues. The decrease in total revenues for both the three and six months ended June 30, 2001 is primarily a result of a decrease in interest income on the investment in Master Loan to affiliate, and to a lesser extent, a decrease in interest income on investments. Interest income on the investment in the Master Loan decreased as a result of a decrease in excess cash flow payments received from CCEP/2. Interest income on investments decreased primarily due to a decrease in the balance maintained in interest bearing cash accounts as a result of distributions to partners. The increase in total expenses for the six months ended June 30, 2001 is due to an increase in general and administrative expenses.

General and administrative expenses increased for the six months ended June 30, 2001, primarily due to an increase in reimbursements to the General Partner which were partially offset by a decrease in legal expenses related to previous litigation and to a decrease in costs of communications with investors. General and administrative expenses decreased slightly for the three months ended June 30,2001, primarily due to a decrease in costs of communications with investors and, to a lesser extent, a decrease in costs of professional services necessary to operate the Partnership and a decrease in reimbursements to the General Partner.

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $390,000 as compared to approximately $6,072,000 at June 30, 2000. The decrease in cash and cash equivalents of approximately $1,753,000 for the six months ended June 30, 2001, from the Partnership's calendar year end is due to approximately $2,428,000 of cash used in financing activities, which was partially offset by approximately $603,000 of cash provided by operating activities and approximately $72,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership distributed approximately $1,299,000 (approximately $1.43 per limited partnership unit) to the limited partners from the refinancing proceeds of one of the CCEP/2 properties during the six months ended June 30, 2001. The Partnership also distributed approximately $1,129,000 ($1.24 per limited partnership unit) from surplus cash due to receipt of interest income on the Master Loan which was distributed 100% to the limited partners during the six months ended June 30, 2001. The Partnership distributed approximately $2,000,000 from operations (approximately $1,980,000 to the limited partners, or approximately $2.18 per limited partnership unit) during the six months ended June 30, 2000. Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

During the six months ended June 30, 2001 and 2000, the Partnership received approximately $72,000 and $54,000, respectively, as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

CCEP/2 had a net loss of approximately $13,247,000 and $11,081,000 for the six months ended June 30, 2001 and 2000, respectively. CCEP/2 had a net loss of approximately $6,535,000 and $5,076,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in net loss for the three and six months ended June 30, 2001 was primarily due to an increase in total expenses and a decrease in total revenues.

CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the six months ended June 30, 2001, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $13,342,000, of which $12,438,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of June 30, 2001, $11,302,000 in insurance proceeds have been received, with additional insurance proceeds expected in the near future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $500,000 were recorded as of June 30, 2000. A casualty gain of approximately $804,000 was recognized during the three and six months ended June 30, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $58,000 of additional clean up costs incurred. The General Partner is currently excavating the land to begin reconstruction of the property during the fall of 2001. The Partnership is negotiating with several insurance companies as to the final settlement amount. The Partnership expects to receive additional funds; however, the final settlement amount cannot be reasonably estimated.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 429,525.40 limited partnership units in the Partnership representing 47.25% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.25% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk Factors

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment properties that collateralize the Loan. Both the income and expenses of operating the investment properties are subject to factors outside the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area in which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the Loan.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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

                                 Date:   August 3, 2001