Form 10-Q
period 2001-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2001-11-09
CIK 719184

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

                 For the quarterly period ended September 30, 2001


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
                                 BALANCE SHEETS
                          (in thousands, except unit data)

                                                          September 30,  December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $    532      $   2,143
   Other assets                                                    11             11

   Investment in Master Loan to affiliate                      39,443         39,779
      Less: allowance for impairment loss                     (28,129)       (29,129)
                                                               11,314         10,650
                                                             $ 11,857      $  12,804
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                          $     --      $       1
   Other liabilities                                               71             45
   Distributions payable                                          141            141
                                                                  212            187
Partners' (Deficit) Capital
   General partner                                               (406)          (421)
   Limited partners (909,123.60 units outstanding)             12,051         13,038
                                                               11,645         12,617
                                                             $ 11,857      $ 12,804


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


                   See Accompanying Notes to Financial Statements

b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)




                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                                2001       2000       2001        2000
Revenues:
   Interest income on investment
      in Master Loan to affiliate             $    --    $    --    $   904     $ 1,198
   Reduction of provision for impairment
      loss                                      1,000         --      1,000          --
   Interest income on investments                   2         82         27         242
         Total revenues                         1,002         82      1,931       1,440

Expenses:
   General and administrative                     132        242        475         508
         Total expenses                           132        242        475         508

         Net income (loss)                    $   870    $  (160)   $ 1,456     $   932

Net income (loss) allocated
   to general partner (1%)                    $     9    $    (2)   $    15     $     9
Net income (loss) allocated
   to limited partners (99%)                      861       (158)     1,441         923

                                              $   870    $  (160)   $ 1,456     $   932

Net income (loss) per limited
    partnership unit                          $   .95    $  (.17)   $  1.59     $  1.02

Distribution per limited partnership unit     $    --    $   .64    $  2.67     $  2.82


                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182        $    1     $228,046     $228,047

Partners' (deficit) capital
   at December 31, 1999                909,124        $ (410)    $ 25,534     $ 25,124

Net income for the nine months
   ended September 30, 2000                 --             9          923          932

Distributions to partners                   --           (20)      (2,565)      (2,585)

Partners' (deficit) capital
   at September 30, 2000               909,124        $ (421)    $ 23,892     $ 23,471

Partners' (deficit) capital
   at December 31, 2000                909,124        $ (421)    $ 13,038     $ 12,617

Net income for the nine months
   ended September 30, 2001                 --            15        1,441        1,456

Distributions to partners                   --            --       (2,428)      (2,428)

Partners' (deficit) capital at
   September 30, 2001                  909,124        $ (406)    $ 12,051     $ 11,645


                   See Accompanying Notes to Financial Statements

d)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)




                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 1,456      $   932
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Reduction of provision for impairment loss                     (1,000)          --
  Change in accounts:
      Interest receivable on Master Loan                              --           92
      Accounts payable                                                (1)          --
      Other liabilities                                               26           (5)
       Net cash provided by operating activities                     481        1,019

Cash flows provided by investing activities:
  Principal receipts on Master Loan                                  336           78

Cash flows used in financing activities:
  Distributions to partners                                       (2,428)      (2,585)

Net decrease in cash and cash equivalents                         (1,611)      (1,488)

Cash and cash equivalents at beginning of period                   2,143        6,846

Cash and cash equivalents at end of period                      $    532     $  5,358

                   See Accompanying Notes to Financial Statements

e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The following payments were made to the General Partner and its affiliates during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Reimbursements for services of affiliates (included in
  general and administrative expenses)                            $ 351    $ 345


An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $351,000 and $345,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 429,667.20 limited partnership units in the Partnership representing 47.26% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.26% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

At September 30, 2001, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine month period ended September 30, 2001, the Partnership recorded $1,000,000 in income based upon an increase in the fair market value of the collateral securing the Master Loan. No such income was recorded for the nine months ended September 30, 2000 as the recorded value of the Master Loan approximated the fair value of the collateral at that time.

The fair value of all of the collateral properties, which on a combined basis secure the Master Loan, was determined by obtaining an appraisal by an independent third party or by using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of each respective property, and other factors, less the value of the first mortgage loans held on each property which are superior to the Master Loan. In addition, certain investments held by CCEP/2 also serve as collateral on the Master Loan. These investments, which consist of general partner interests in three affiliated partnerships have been valued based upon the fair value of the affiliated partnerships derived by using the same methodology used to value the collateral properties noted above.

The principal balance of the Master Loan due to the Partnership totaled approximately $39,443,000 at September 30, 2001. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $19,096,000 and $17,604,000 for the nine months ended September 30, 2001 and 2000, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. At September 30, 2001 and December 31, 2000, such cumulative unrecognized interest totaled approximately $243,068,000 and $223,972,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $28,129,000 and $29,129,000 at September 30, 2001 and December 31, 2000, respectively.

During the first nine months of 2001, no advances were made to CCEP/2. Principal payments received from CCEP/2 on the Master Loan were $336,000 and $78,000 for the nine months ended September 30, 2001 and 2000, respectively. Such payments were from certain investments of CCEP/2, which are required to be transferred to the Partnership per the Master Loan Agreement as principal payments.

Approximately $904,000 and $1,198,000 was recorded as interest income on investment in Master Loan to an affiliate for the nine months ended September 30, 2001 and 2000, respectively. Of the $1,198,000 received during 2000,
$853,000 was received from Village Brooke as a result of its receipt of a portion of the insurance proceeds related to lost rents due to the destruction of the property (see the Financial Statements of CCEP/2 Note C - Casualty Event, included in these financial statements). The balance of $345,000 for 2000 was received from CCEP/2 as an excess cash payment, as defined in the Master Loan Agreement. Excess cash payments of $904,000 were received from CCEP/2 during the first quarter of 2001.

The Master Loan matured in November 2000. The Partnership is currently evaluating its options and is in negotiations with CCEP/2. The options include foreclosing on the remaining properties that collateralize the Master Loan and assigning all other collateral to the Partnership or extending the terms of the loan. If the Partnership forecloses on the properties securing the Master Loan, title in the properties owned by CCEP/2 would be vested in the Partnership, subject to the existing liens on such properties. As a result, the Partnership would become responsible for the operations of such properties.

Note E - Distribution

The Partnership distributed approximately $1,299,000 (approximately $1.43 per limited partnership unit) to the limited partners from the refinancing proceeds of one of the CCEP/2 properties during the nine months ended September 30, 2001. The Partnership also distributed approximately $1,129,000 ($1.24 per limited partnership unit) from surplus cash due to receipt of interest income on the Master Loan which was distributed 100% to the limited partners during the nine months ended September 30, 2001.

The Partnership distributed approximately $2,000,000 from operations (approximately $1,980,000 to the limited partners, or approximately $2.18 per limited partnership unit) and $585,000 to the limited partners from surplus cash (approximately $0.64 per limited partnership unit) during the nine months ended September 30, 2000.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED

                           September 30, 2001 AND 2000

            See Accompanying Notes to Consolidated Financial Statements
                                       13
                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (in thousands)


                                                          September 30,  December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  2,002       $  2,972
   Receivables and deposits (net of allowance of $5
    and $259 at September 30, 2001 and December 31,
    2000, respectively)                                           191            433
   Restricted escrows                                             103            406
   Other assets                                                   460            426
   Investment properties:
      Land                                                      2,731          2,731
      Buildings and related personal property                  19,531         18,296
                                                               22,262         21,027
      Less accumulated depreciation                           (13,315)       (12,434)
                                                                8,947          8,593
                                                             $ 11,703       $ 12,830
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $    158       $    143
   Accrued property taxes                                         400            533
   Tenant security deposit liabilities                            114            115
   Other liabilities                                              208            250
   Mortgage notes payable                                      16,188         16,452
   Master loan and interest payable                           282,511        263,751
                                                              299,579        281,244
Partners' Deficit
   General partner                                             (2,865)        (2,670)
   Limited partners                                          (285,011)      (265,744)
                                                             (287,876)      (268,414)
                                                             $ 11,703      $ 12,830


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

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)



                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2001        2000        2001        2000
Revenues:
  Rental income                     $ 1,162    $ 1,091     $  3,419   $  3,705
  Other income                          539        173          856        867
  Casualty gain                          --          2           --        806

           Total revenues             1,701      1,266        4,275      5,378

Expenses:
  Operating                             444        480        1,356      1,508
  General and administrative            108        104          219        314
  Depreciation                          291        272          881        832
  Interest                            6,970      6,422       20,954     19,511
  Property taxes                        103        153          327        424

           Total expenses             7,916      7,431       23,737     22,589

Loss before extraordinary
  item                               (6,215)    (6,165)     (19,462)   (17,211)
Extraordinary loss on early
  extinguishment of debt                 --         --           --        (35)

Net loss                            $(6,215)   $(6,165)    $(19,462)  $(17,246)

Net loss allocated
  to general partner (1%)           $   (62)   $   (62)    $   (195)  $   (172)
Net loss allocated
  to limited partners (99%)          (6,153)    (6,103)     (19,267)   (17,074)

                                    $(6,215)   $(6,165)    $(19,462)  $(17,246)


                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)
                                   (in thousands)


                                      General        Limited
                                      Partner        Partners        Total

Partners' deficit at
   December 31, 1999                 $ (2,424)      $(241,370)   $ (243,794)

Net loss for the nine months
   ended September 30, 2000              (172)        (17,074)       (17,246)

Partners' deficit
   at September 30, 2000             $ (2,596)      $(258,444)   $ (261,040)

Partners' deficit
   at December 31, 2000              $ (2,670)      $(265,744)   $ (268,414)

Net loss for the nine months
   ended September 30, 2001              (195)        (19,267)      (19,462)

Partners' deficit at
   September 30, 2001                $ (2,865)      $(285,011)   $ (287,876)


                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                      $(19,462)    $(17,246)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      881          832
   Amortization of loan costs                                         24           40
   Extraordinary loss on early extinguishment of debt                 --           35
   Casualty gain                                                      --         (806)
  Change in accounts:
      Restricted cash                                                 --        7,750
      Receivables and deposits                                        70         (333)
      Other assets                                                   (29)         (32)
      Accounts payable                                                15         (252)
      Accrued property taxes                                        (133)        (123)
      Tenant security deposit liabilities                             (1)         (84)
      Other liabilities                                              (42)        (646)
      Interest payable on Master Loan                             19,096       17,604
       Net cash provided by operating activities                     419        6,739

Cash flows from investing activities:
  Insurance proceeds received                                        172        1,298
  Net withdrawals from restricted escrows                            303           56
  Property improvements and replacements                          (1,235)        (721)
       Net cash (used in) provided by investing activities          (760)         633

Cash flows from financing activities:
  Repayment of mortgage notes payable                                 --       (6,517)
  Loan costs paid                                                    (29)          --
  Principal payments on mortgage notes payable                      (264)         (40)
  Principal payments on Master Loan                                 (336)         (78)
       Net cash used in financing activities                        (629)      (6,635)

Net (decrease) increase in cash and cash equivalents                (970)         737

Cash and cash equivalents at beginning of period                   2,972        3,747
Cash and cash equivalents at end of period                      $  2,002     $  4,484
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,817     $  1,911


                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2" or the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Holdings, Inc., (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto of the Partnership included in the annual report on Form 10-K for Consolidated Capital Institutional Properties/2 L.P. ("CCIP/2") for the year ended December 31, 2000.

The Partnership's financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matured in 2000. The Partnership realized net losses of approximately $6,215,000 and $19,462,000 for the three and nine months ended September 30, 2001, respectively. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to CCIP/2 under the Master Loan of approximately $282,511,000, including accrued interest, matured in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At September 30, 2001, partners' deficit was approximately $287,876,000.

The General Partner expects that revenues from the four investment properties will be sufficient over the next twelve months to meet all property operating expenses, mortgage debt service requirements and capital expenditure requirements. However, these cash flows will be insufficient to repay to CCIP/2 the Master Loan balance, including accrued interest, in the event it is not renegotiated.

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

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of September 30, 2001, $11,302,000 in insurance proceeds have been received, with additional insurance proceeds expected in the near future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $750,000 were recorded as of September 30, 2000. A casualty gain of approximately $806,000 was recognized during the nine months ended September 30, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $58,000 of additional clean up costs incurred. The General Partner is currently excavating the land to begin reconstruction of the property during the fall of 2001. The Partnership is negotiating with several insurance companies as to the final settlement amount. The Partnership expects to receive additional funds; however, the final settlement amount cannot be reasonably estimated.

Note D - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the nine months ended September 30, 2001 and 2000. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the nine months ended September 30, 2001 and 2000 as follows:

                                                                2001      2000
                                                                (in thousands)

 Property management fees (included in operating expenses) $ 187 $ 205 Investment advisory fees (included in general
   and administrative expense)                                     51       134
 Reimbursement for services of affiliates (included in
  operating, general and administrative expenses,
  and investment properties)                                      401        63
 Real estate brokerage commission                                  --       447

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $187,000 and $205,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $51,000 and $134,000 for the nine months ended September 30, 2001 and 2000, respectively. In addition, the Partnership received a refund of prior investment advisory fees paid of approximately $119,000 during the nine months ended September 30, 2001. The refund was a result of recalculating the amount of fees owed to affiliates for the period January 1, 2000 through March 31, 2001 during the first quarter of 2001. The amount of fees have been properly adjusted for the remainder of 2001.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $401,000 and $63,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these expenses for the nine months ended September 30, 2001 and 2000 is approximately $276,000 and $2,000 respectively, of reimbursements for construction oversight costs.

For acting as real estate broker in connection with the sale of Richmond Plaza, a commission of $447,000 was accrued at December 31, 1999. This commission was paid during the nine months ended September 30, 2000.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000 and $1,198,000 for the nine months ended September 30, 2001 and 2000, respectively. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of $336,000 and $78,000 during the nine months ended September 30, 2001 and 2000, respectively. These funds were received from distributions from three affiliated partnerships.

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at September 30, 2001 and December 31, 2000, are approximately $282,511,000 and approximately $263,751,000, respectively.

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

The Master Loan matured in November 2000. The General Partner is currently in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan and assigning all other collateral to CCIP/2 or extending the terms of the Master Loan. If CCIP/2 were to foreclose on its collateral, CCEP/2 would no longer hold title to its properties and would be dissolved.

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

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 and 2000 was approximately $1,456,000 and $932,000, respectively. The Partnership's net income for the three months ended September 30, 2001 was approximately
$870,000 as compared to a net loss of approximately $160,000 for the three months ended September 30, 2000. The increase in net income for the nine months ended September 30, 2001 is due primarily to an increase in total revenues partially offset by a decrease in total expenses. The increase in total revenues for the nine months ended September 30, 2001 is primarily the result of the reduction of provision for impairment loss partially offset by a decrease in interest income on the investment in the Master Loan and, to a lesser extent, a decrease in interest income on investments. Interest income on the investment in the Master Loan decreased as a result of a decrease in excess cash flow payments received from CCEP/2. The increase in net income for the three months ended September 30, 2001 is primarily due to the reduction of provision for impairment loss and a decrease in total expenses, which was partially offset by a decrease in interest income on investments. The decrease in interest income on investments for the three and nine months ended September 30, 2001 is primarily due to a decrease in the cash balance in interest bearing cash accounts as a result of distributions to partners. The reduction of provision for impairment loss recognized during the three and nine months ended September 30, 2001 is due to reducing the allowance for impairment loss on the investment in Master Loan. The allowance was reduced because the fair value of the collateral securing the Master Loan has increased over the past nine months. The decrease in total expenses for the three months ended September 30, 2001 is due to the timing of the receipt of billings related to general and administrative expenses of the Partnership.

General and administrative expenses decreased for the nine months ended September 30, 2001, primarily due to a decrease in costs of communications with investors, a decrease in reimbursements to the General Partner and a decrease in costs of professional services necessary to operate the Partnership.

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $532,000 as compared to approximately $5,358,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $1,611,000 for the nine months ended September 30, 2001, from the Partnership's calendar year end is due to approximately $2,428,000 of cash used in financing activities, which was partially offset by approximately $481,000 of cash provided by operating activities and approximately $336,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership distributed approximately $1,299,000 (approximately $1.43 per limited partnership unit) to the limited partners from the refinancing proceeds of one of the CCEP/2 properties during the nine months ended September 30, 2001. The Partnership also distributed approximately $1,129,000 ($1.24 per limited partnership unit) from surplus cash due to receipt of interest income on the Master Loan which was distributed 100% to the limited partners during the nine months ended September 30, 2001. The Partnership distributed approximately $2,000,000 from operations (approximately $1,980,000 to the limited partners, or approximately $2.18 per limited partnership unit) and $585,000 to the limited partners from surplus cash (approximately $0.64 per limited partnership unit) during the nine months ended September 30, 2000. Future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

During the nine months ended September 30, 2001 and 2000, the Partnership received approximately $336,000 and $78,000, respectively, as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

CCEP/2 had a net loss of approximately $19,462,000 and $17,246,000 for the nine months ended September 30, 2001 and 2000, respectively. CCEP/2 had a net loss of approximately $6,215,000 and $6,165,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in net loss for the nine months ended September 30, 2001 was primarily due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the three months ended September 30, 2001 was primarily due to an increase in total expenses partially offset by an increase in total revenues. Included in other revenues for the three and nine months ended September 30, 2001 is approximately $172,000 of insurance proceeds received during the third quarter of 2001 relating to an electrical fire that occurred in April 1999 at Town Center. The insurance proceeds were originally recorded and reserved with the sale of the property during September 1999.

CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the nine months ended September 30, 2001, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $20,000,000, of which $19,096,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of September 30, 2001, $11,302,000 in insurance proceeds have been received, with additional insurance proceeds expected in the near future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $750,000 were recorded as of September 30, 2000. A casualty gain of approximately $806,000 was recognized during the nine months ended September 30, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $58,000 of additional clean up costs incurred. The General Partner is currently excavating the land to begin reconstruction of the property during the fall of 2001. The Partnership is negotiating with several insurance companies as to the final settlement amount. The Partnership expects to receive additional funds; however, the final settlement amount cannot be reasonably estimated.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 429,667.20 limited partnership units in the Partnership representing 47.26% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.26% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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

                                 Date:   November 9, 2001