Form 10-K
period 2001-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2002-03-29
CIK 719184

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1983, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 430,935.30 limited partnership units in the Partnership representing 47.40% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.40% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

The Partnership's primary business and only industry segment is real estate related operations. See "Item 8. Financial Statements - Note A" for detailed disclosure of the Partnership's segment reporting. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former corporate general partner of the Partnership. See "Status of Master Loan" for a description of the loan and settlement of EP/2's bankruptcy. Through December 31, 2001, the Partnership had advanced a total of approximately $183,470,000 to EP/2 and its successor under the Master Loan (as defined in "Status of Master Loan"). As of December 31, 2001, the balance of the Master Loan, net of the allowance for possible losses, was approximately $11,294,000. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten
(10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns three (3) apartment buildings and is currently rebuilding a fourth apartment building which secure the Master Loan.

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

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The Master Loan matured in November 2000. The General Partner has been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner has decided to foreclose on the properties that collaterize the Master Loan. Subsequent to December 31, 2001, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner will begin the process of executing deeds in lieu of foreclosure during the first quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds are executed, title in the properties currently owned by CCEP/2 will be vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership will become responsible for the operations of such properties.

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

Segments

Segment data for the years ended December 31, 2001, 2000, and 1999 is included in "Item 8. Financial Statements - Note A" and is an integral part of the Form 10-K.

Item 2.     Property

As of December 31, 2001 and 2000, the Partnership has no real estate assets.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

On October 18, 2001, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to authorize the Partnership to acquire, own, operate, improve, manage, lease, finance, refinance, sell and exchange any real property acquired as a result of any transaction under the Master Loan with CCEP/2 or any transaction involving property acquired from CCEP/2 that is intended to qualify as a like-kind exchange under the Internal Revenue Code. As of February 5, 2002, the requiste percent of limited partnership units voted in favor of the Partnership Agreement Amendment. As of February 5, 2002, a total number of 486,543.90 units had voted, including the 431,331.70 units owned by affiliates of the General Partner, of which 458,978.50 units had voted in favor of the amendment, 22,200.20 units voted against the amendment and 5,365.20 units abstained.


                                     PART II

Item 5. Market for Registrant's Units of Limited Partnership and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units aggregating $227,800,000. The Partnership currently has 23,692 holders of record owning an aggregate of 909,123.60 Units. Affiliates of the General Partner owned 430,935.30 units or approximately 47.40% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999, 2000 and 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99         $37,995,000 (1)            $41.73

       01/01/00 - 12/31/00          13,383,000 (2)             14.70

       01/01/01 - 12/31/01           2,428,000 (3)              2.67

(1) Consists of $323,000 from surplus funds and $32,000,000 from sale proceeds of CCEP/2 commercial properties distributed 100% to the limited partners and $5,672,000 from operations (approximately $5,616,000 to the limited partners or $6.18 per limited partnership unit) distributed to all partners.

(2) Consists of $2,000,000 (approximately $1,980,000 to the limited partners or $2.18 per limited partnership unit) from operations which was distributed to all partners and $4,200,000 all to the limited partners (approximately $4.62 per limited partnership unit) from refinancing proceeds of Windmere Apartments and Highcrest Townhomes in CCEP/2 and $7,183,000 (approximately $7.90 per limited partnership unit) from surplus funds distributed all to the limited partners.

(3) Consists of approximately $1,299,000 (approximately $1.43 per limited partnership unit) from the refinancing proceeds of Canyon Crest Apartments in CCEP/2 and $1,129,000 (approximately $1.24 per limited partnership unit) from surplus cash due to the receipt of interest income on the master loan. Both distributions were distributed 100% to the limited partners.

The Partnership's cash available for distribution is reviewed on a monthly basis. Until the deeds in lieu of foreclosure are executed, future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any additional distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 430,935.30 limited partnership units in the Partnership representing 47.40% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.40% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".

                                           FOR THE YEARS ENDED DECEMBER 31,
                                2001         2000        1999        1998        1997
STATEMENTS OF OPERATIONS
                                           (in thousands, except unit data)

Total Revenues                 $ 1,934     $ 1,520      $ 1,328    $ 15,367     $ 6,755

Total Expenses                    (513)       (644)        (520)       (820)       (480)

Net income                     $ 1,421      $ 876        $ 808     $ 14,547     $ 6,275

Net income per Limited
  Partnership Unit             $ 1.55       $ 0.95      $ 0.88      $ 15.84     $ 6.83

Distributions per Limited
  Partnership Unit             $ 2.67      $ 14.70      $ 41.73     $ 3.28      $ 10.98

Limited Partnership Units
  outstanding                  909,124     909,124      909,124     909,134     909,134


                                                  AS OF DECEMBER 31,
BALANCE SHEETS                  2001         2000        1999        1998        1997
                                                    (in thousands)

Total assets                  $ 11,796     $ 12,804    $ 25,323    $ 62,466    $ 50,906

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

Results of Operations

The Partnership's net income for the years ended December 31, 2001 and 2000 was approximately $1,421,000 and $876,000, respectively. The increase in net income is due primarily to the increase in total revenues and a decrease in total expenses. Total revenues increased due to the increase in the reduction of impairment loss on the investment in the Master Loan, offset by a decrease in interest income. Interest income decreased due to a decrease in interest payments received on the Master Loan and due to lower cash balances maintained in interest bearing accounts. The interest payments on the Master Loan decreased as a result of a decrease in excess cash flow payments received from CCEP/2.

The   decrease  in  total   expenses  is  due  to  a  decrease  in  general  and
administrative expenses. General and administrative expenses decreased due to a decrease in reimbursements to the General Partner.

2000 Compared with 1999

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $381,000 as compared to approximately $2,143,000 at December 31, 2000. The net decrease of approximately $1,762,000 is due to approximately $2,428,000 of cash used in financing activities, which was partially offset by approximately $310,000 of cash provided by operating activities and approximately $356,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners.

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

The Partnership made distributions totaling approximately $2,428,000 during the twelve months ended December 31, 2001. Of this, approximately $1,299,000 (approximately $1.43 per limited partnership unit) was paid from the refinancing proceeds of Canyon Crest Apartments in CCEP/2. The remaining $1,129,000 (approximately $1.24 per limited partnership unit) consisted of surplus cash due to the receipt of interest income on the Master Loan. Both distributions were distributed 100% to the limited partners.

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

Until the deeds in lieu of foreclosure are executed, future cash distributions will depend on CCEP/2's ability to make payments on account of the Master Loan and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will have sufficient funds from operations to permit any additional distributions to its partners in 2002 or subsequent periods.

During the year ended December 31, 2001, the Partnership received approximately $356,000 as principal payments on the Master Loan consisting of cash received on certain investments held by CCEP/2 which are required to be transferred to the Partnership per the Master Loan Agreement.

CCEP/2 Property Operations

CCEP/2 had a net loss of approximately $26,218,000 for the year ended December 31, 2001 on revenues of approximately $5,557,000 versus a net loss of $24,620,000 on revenues of approximately $5,858,000 for the year ended December 31, 2000. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During 2001, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $26,651,000, of which $25,747,000 represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and noncash charges for depreciation.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $584,000, $172,000, and $237,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $395,000, $70,000 and $29,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

For services provided in connection with the refinancings of three of the Partnership's residential properties during 2000, the General Partner was paid a commissions related to the refinancings of approximately $165,000 during the year ended December 31, 2000.

For acting as real estate broker in connection with the sales of six of the Partnership's commercial properties during 1999, the General Partner was paid a real estate commission of approximately $1,134,000 during the year ended December 31, 1999. A commission of $447,000 was paid during the year ended December 31, 1999 relating to the sale of Richmond Plaza which was accrued at December 31, 1999.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000, $1,198,000, and $998,000 for the years ended December 31, 2001, 2000, and 1999, respectively. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of approximately $356,000, $7,724,000, and $33,111,000, for the years ended December 31, 2001, 2000, and 1999, respectively. These funds were received from distributions from three affiliated partnerships, excess cash from the
Partnership's investment properties, proceeds received from the sale of commercial properties, and proceeds received from the refinancing of three of the Partnership's residential properties. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

During the year ended December 31, 2000, the General Partner of CCEP/2 determined that it was in the best interest of CCEP/2 to repay the mortgage note on Village Brooke. Accordingly, funds which had previously been restricted to rebuild the property were used to repay the mortgage note which had encumbered the property of approximately $6,517,000. The reconstruction of Village Brook began in September 2001. An extraordinary loss on early extinguishment of debt of approximately $35,000 was recognized as a result of unamortized loan costs associated with this mortgage.

On October 3, 2000, CCEP/2 refinanced the mortgage note payable on Windmere Apartments. The refinancing replaced mortgage indebtedness of $3,000,000 with a new mortgage of $6,075,000. The mortgage was refinanced at a rate of 7.83% compared to the prior rate of 7.33%. Payments of approximately $50,000 are due on the first day of each month until the loan matures on November 1, 2010. A balloon payment of approximately $3,905,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $155,000 at December 31, 2000. Additional loan costs of approximately $7,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $95,000 and the write-off of unamortized loan costs of approximately $50,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $145,000.

On October 31, 2000, CCEP/2 refinanced the mortgage note payable on Highcrest Townhomes. The refinancing replaced mortgage indebtedness of $4,000,000 with a new mortgage of $6,760,000. The mortgage was refinanced at a rate of 7.72% compared to the prior rate of 7.33%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on February 1, 2010. A balloon payment of approximately $4,868,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $141,000 at December 31, 2000. Additional loan costs of approximately $10,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $52,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $194,000.

On December 21, 2000, CCEP/2 refinanced the mortgage note payable on Canyon Crest Apartments. The refinancing replaced mortgage indebtedness of $2,000,000 with a new mortgage of $3,640,000. The mortgage was refinanced at a rate of 7.10% compared to the prior rate of 7.33%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2011. A balloon payment of approximately $2,613,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $100,000 at December 31, 2000. Additional loan costs of approximately $12,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $98,000 and the write-off of unamortized loan costs of approximately $38,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $136,000.

Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza, Town Center Plaza and Richmond Plaza were the only commercial properties owned by CCEP/2 and represented one segment of CCEP/2's operations. All of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as gain on sale of and income from discontinued operations as of December 31, 1999. Revenues of these properties were approximately $9,005,000 for the year ended December 31, 1999. No revenues from the properties were recorded during the years ended December 31, 2001 and 2000. Income from and gain on sale of discontinued operations was approximately $20,756,000 for the year ended December 31, 1999.

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

In April 1999, one of CCEP/2's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of December 31, 2001, approximately $11,302,000 in insurance proceeds have been received, with additional proceeds expected in the near future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $417,000 and $750,000 have been recorded as of December 31, 2000 and 1999, respectively. A casualty gain of approximately $250,000 was recognized at December 31, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $577,000 of additional clean up and demolition costs incurred. A casualty gain of approximately $5,473,000 was recognized at December 31, 1999.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheets as of December 31, 2001 and 2000

      Statements of Operations for the Years ended December 31, 2001, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 2001, 2000 and 1999

      Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2 as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS
                       (in thousands, except unit data)


                                                                  December 31,
                                                                2001          2000
Assets
   Cash and cash equivalents                                  $    381       $ 2,143
   Accounts receivable                                             100            --
   Other assets                                                     21            11

   Investment in Master Loan to affiliate                       39,423        39,779
      Less: Allowance for impairment loss                      (28,129)      (29,129)
                                                                11,294        10,650
                                                              $ 11,796      $ 12,804
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts Payable                                             $ --          $ 1
   Other liabilities                                                45            45
   Distributions payable                                           141           141
                                                                   186           187
Partners' (Deficit) Capital
   General partner                                                (407)         (421)
   Limited partners (909,123.60 units outstanding)              12,017        13,038
                                                                11,610        12,617
                                                              $ 11,796      $ 12,804

                See Accompanying Notes to Financial Statements


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                           Years Ended December 31,
                                                         2001         2000        1999
Revenues:
   Interest income on net investment
     in Master Loan to affiliate                        $ 904        $ 1,198      $ 998
   Reduction of provision for impairment loss            1,000            --          --
   Interest income on investments                           30           322         330
      Total revenues                                     1,934         1,520       1,328

Expenses:
   General and administrative                              513           644         520
      Total expenses                                       513           644         520

Net income (Note I)                                    $ 1,421        $ 876       $ 808


Net income allocated to general partner (1%)             $ 14          $ 9         $ 8

Net income allocated to limited partners (99%)           1,407           867         800

                                                       $ 1,421        $ 876       $ 808

Net income per Limited Partnership Unit                 $ 1.55       $ 0.95      $ 0.88

Distribution per Limited Partnership Unit               $ 2.67       $ 14.70     $ 41.73

                See Accompanying Notes to Financial Statements


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                                                              Total
                                      Limited                               Partners
                                    Partnership     General     Limited      Capital
                                       Units        Partner     Partners    (Deficit)

Original capital contributions        912,182         $ 1       $228,046    $228,047

Partners' (deficit) capital at
   December 31, 1998                  909,134       $ (362)     $ 62,673    $ 62,311

Abandonment of units                      (10)           --           --          --

Distributions to partners                  --           (56)     (37,939)    (37,995)

Net income for the year ended
   December 31, 1999                       --             8          800         808

Partners' (deficit) capital
   at December 31, 1999               909,124          (410)      25,534      25,124

Distributions to partners                  --           (20)     (13,363)    (13,383)

Net income for the year ended
   December 31, 2000                       --             9          867         876

Partners' (deficit) capital at
   December 31, 2000                  909,124          (421)      13,038      12,617

Distributions to partners                  --            --       (2,428)     (2,428)

Net income for the year ended
   December 31, 2001                       --            14        1,407       1,421

Partners' (deficit) capital at
   December 31, 2001                  909,124       $ (407)     $ 12,017    $ 11,610

                See Accompanying Notes to Financial Statements


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                        Years Ended December 31,
                                                       2001        2000        1999
Cash flows from operating activities:
  Net income                                         $ 1,421       $ 876      $ 808
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Reduction of provision for impairment loss          (1,000)         --          --
   Change in accounts:
      Accounts receivable                                (100)
      Interest receivable on Master Loan                   --          92         (92)
      Other assets                                        (10)         --           1
      Accounts payable                                     (1)          1          --
      Other liabilities                                    --         (13)         44
          Net cash provided by operating
            activities                                    310         956         761

Cash flows provided by investing activities:
  Principal receipts on Master Loan                       356       7,724      33,111

Cash flows used in financing activities:
  Distributions to partners                            (2,428)    (13,383)    (37,995)

Net decrease in cash and cash equivalents              (1,762)     (4,703)     (4,123)

Cash and cash equivalents at beginning
  of period                                             2,143       6,846      10,969

Cash and cash equivalents at end of period            $ 381       $ 2,143    $ 6,846

                See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. Through December 31, 2001, the Partnership had advanced approximately $183,470,000 under the Master Loan.

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

The Partnership is the holder of a note receivable which is collateralized by three existing apartment properties and one apartment property which is currently being rebuilt located throughout the United States. See "Note C" for further discussion of the status of the note receivable.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $381,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,123.60 Units outstanding in 2001, 2000, and 1999.

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

Note C - Net Investment in Master Loan

At December 31, 2001, the recorded investment in the Master Loan is considered to be impaired under SFAS No. 114. The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the year ended December 31, 2001, the Partnership recorded approximately $1,000,000 in income based upon an increase in the fair value of the collateral. No such income was recorded in 2000 and 1999 as the recorded value of the Master Loan approximated the fair value of the collateral at December 31, 2000 and 1999.

The principal balance of the Master Loan due to the Partnership totaled approximately $39,423,000 and $39,779,000 at December 31, 2001 and 2000,
respectively. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements, totaled approximately $25,747,000, $23,722,000, and $23,964,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001 and 2000, such cumulative unrecognized interest totaling approximately $249,719,000 and $223,972,000 was not included in the balance of the investment in Master Loan as it is not expected to be collected. The allowance for possible losses totaled approximately $28,129,000 and $29,129,000 at December 31, 2001 and 2000, respectively.

No advances were made to CCEP/2 during the years ended December 31, 2001, 2000 or 1999 as an advance on the Master Loan. The properties owned by CCEP/2 have approximately $16,096,000 in liens on the collateral that are superior to the Master Loan.

The investment in Master Loan consists of the following:

                                                As of December 31,
                                                2001           2000
                                                  (in thousands)
  Master Loan funds advanced, at
    beginning of year                         $39,779        $47,503
  Principal receipts on Master Loan              (356)        (7,724)
  Master Loan funds advanced, at
    end of year                               $39,423        $39,779

The allowance for impairment loss on Master Loan to affiliates consists of the following:

                                                        As of December 31,
                                                   2001         2000        1999
                                                          (in thousands)
 Allowance for impairment loss on Master
   Loan to affiliate, beginning of year          $29,129      $29,129      $29,129
 Reduction of provision for impairment loss       (1,000)          --           --

 Allowance for impairment loss on Master
   Loan to affiliate, end of year                $28,129      $29,129      $29,129

The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The $1,000,000 net reduction in the provision for impairment loss that was recognized during the year ended December 31, 2001 is attributed to an increase in the net realizable value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis. The increase was deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves. Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the year ended December 31, 2001. There had not been any change in the net realizable value of the remaining collateral properties for the years ended December 31, 2000 and 1999 and accordingly, there was no change in the allowance for impairment loss during the years ended December 31, 2000 or 1999.

Approximately $904,000, $1,198,000 and $998,000 for the years ended December 31, 2001, 2000, and 1999, respectively was recorded as interest income on investment in the Master Loan to an affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. A cash payment of $904,000 was received from CCEP/2 during the first quarter of 2001. Of the $1,198,000 received during 2000, $853,000 was received from Village Brooke as a result of its receipt of a portion of the insurance proceeds due from the destruction of the property (see the Financial Statements of CCEP/2 "Note C - Casualty Event", included in these financial statements). In addition, a cash payment of $345,000 was received from CCEP/2 as an excess cash payment during 2000. Excess cash payments of $575,000 and $423,000 were received from CCEP/2 during the second and fourth quarters, respectively of 1999.

During the years ended December 31, 2001, 2000, and 1999, the Partnership received approximately $356,000, $7,724,000, and $33,111,000 respectively, in principal payments on the Master Loan. Of these amounts, approximately $356,000, $134,000, and $1,077,000 represent cash received on certain investments held by CCEP/2 which are required to be transferred to the Partnership per the Master Loan agreement and excess cash payments from CCEP/2 for the years ended December 31, 2001, 2000, and 1999, respectively. Of the remaining amounts, the Partnership received during 2000 approximately $5,500,000 of net proceeds from the refinanacing of three of CCEP/2's properties and approximately $2,090,000 of funds previously reserved associated with the destruction of Village Brook which were released during 2000 and during 1999 approximately $32,034,000 of net proceeds from the sale of seven of CCEP/2's properties.

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement, interest accrues at 10% and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow after third party debt service and capital improvements. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at maturity. If such Excess Cash Flow payments are greater than the current accrued interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to the Partnership under the terms of the New Master Loan Agreement. The New Master Loan Agreement matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner has decided to foreclose on the properties that collaterize the Master Loan. Subsequent to December 31, 2001, the
Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner will begin the process of executing deeds in lieu of foreclosure during the first quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds are executed, title in the properties currently owned by CCEP/2 will be vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership will become responsible for the operations of such properties.

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

EP/2's Bankruptcy Settlement: In November 1990, pursuant to EP/2's reorganization plan described in "Note A", the Partnership and EP/2 consummated a closing pursuant to which: (1) the Partnership and EP/2 executed the New Master Loan Agreement more fully described above; (2) CCEP/2 renewed the deeds of trust on all the collateral securing the Master Loan; (3) the Partnership received cash of approximately $2,500,000, including $1,800,000 from the general partners of EP/2 related to their promissory notes; (4) the Partnership accepted assignment of certain partnership interests in affiliated partnerships (the "Affiliated Partnership Interests"), which were valued by management of the Partnership at approximately $2,500,000, as additional collateral securing the Master Loan; and (5) all claims between the Partnership and EP/2's general partners were released.

EP/2 was the holder of a note receivable secured by North Park Plaza which had not been performing according to the note terms since 1989. In the process of negotiating the final bankruptcy settlement discussed above, EP/2 assigned its interest in the note receivable to the Partnership. While the Partnership foreclosed upon and acquired North Park Plaza in July 1990, CCEP/2 is still obligated for $6,600,000 under the Master Loan attributable to North Park Plaza not extinguished in the foreclosure proceeding.

Note D - Transaction with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were made to the General Partner and affiliates during the years ended December 31, 2001, 2000, and 1999:

                                                For the years ended December 31,
                                                   2001        2000        1999
                                                         (in thousands)
Reimbursements for services of affiliates
  (included in general and administrative
    expenses)                                     $ 349        $ 444      $ 217

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $349,000, $444,000 and $217,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 430,935.30 limited partnership units in the Partnership representing 47.40% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.40% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note F - Distributions

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999, 2000 and 2001.

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99         $37,995,000 (1)            $41.73

       01/01/00 - 12/31/00          13,383,000 (2)             14.70

       01/01/01 - 12/31/01           2,428,000 (3)              2.67

(1) Consists of $323,000 from surplus funds and $32,000,000 from sale proceeds of CCEP/2 commercial properties distributed 100% to the limited partners and $5,672,000 from operations (approximately $5,616,000 to the limited partners or $6.18 per limited partnership unit) distributed to all partners.

(2) Consists of $2,000,000 (approximately $1,980,000 to the limited partners or $2.18 per limited partnership unit) from operations which was distributed to all partners and $4,200,000 all to the limited partners (approximately $4.62 per limited partnership unit) from refinancing proceeds of Windmere Apartments and Highcrest Townhomes in CCEP/2 and $7,183,000 (approximately $7.90 per limited partnership unit) from surplus funds distributed all to the limited partners.

(3) Consists of approximately $1,299,000 (approximately $1.43 per limited partnership unit) from the refinancing proceeds of Canyon Crest Apartments in CCEP/2 and $1,129,000 (approximately $1.24 per limited partnership unit) from surplus cash due to the receipt of interest income on the master loan. Both distributions were distributed 100% to the limited partners.

Note G - Abandonment of Units

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

Note H - Partner Tax Information

The following is a reconciliation between net income as reported in the financial statements and federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per unit data):

                                             2001            2000            1999

Net income as reported                      $ 1,421          $ 876          $ 808
Add (deduct):
Accrued expenses                                  2              11             44
Interest income                                (904)         (1,198)        (1,129)
Valuation allowances                         (1,000)             --             --
Other                                          (100)             --            (35)

Federal taxable loss                        $ (581)         $ (311)         $ (312)

Federal taxable loss per limited
partnership unit                            $ (0.63)        $ (0.34)       $ (0.34)

The tax basis of the Partnership's assets and liabilities is approximately $75,701,000 and $77,703,000 greater than the assets and liabilities as reported in the financial statements at December 31, 2001 and 2000, respectively.

Note I - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

                                       Year Ended December 31, 2001
                                   1st        2nd        3rd         4th
                                 Quarter    Quarter    Quarter     Quarter     Total

Total revenues                    $ 923       $ 6      $ 1,002       $ 3      $ 1,934
Total expenses                       192        151        132          38        513
Net income (loss)                 $ 731      $ (145)    $ 870       $ (35)    $ 1,421
Net income (loss) per
  Limited Partnership Unit       $ 0.80     $ (0.16)    $ 0.95     $ (0.04)    $ 1.55
Distributions per Limited
  Partnership Unit               $ 1.43      $ 1.24      $ --       $ --       $ 2.67


                                       Year Ended December 31, 2000
                                   1st        2nd        3rd         4th
                                 Quarter    Quarter    Quarter     Quarter     Total

Total revenues                    $ 75      $ 1,283      $ 82       $ 80      $ 1,520
Total expenses                        87        179        242         136        644
Net (loss) income                 $ (12)    $ 1,104     $ (160)     $ (56)     $ 876
Net (loss) income per
  Limited Partnership Unit       $ (0.01)    $ 1.20    $ (0.17)    $ (0.07)    $ 0.95
Distributions per Limited
  Partnership Unit                $ --       $ 2.18     $ 0.64     $ 11.88    $ 14.70


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           AS OF DECEMBER 31, 2001


LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Partners' Deficit for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Equity Partners/Two, L.P.

We have audited the accompanying consolidated balance sheets of Consolidated Capital Equity Partners/Two, L.P. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Equity Partners/Two, L.P. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                   December 31,
                                                                2001           2000
Assets
  Cash and cash equivalents                                   $ 1,307        $ 2,972
  Receivables and deposits (net of allowance of $4 and
   $259, respectively)                                             210            433
  Restricted escrows                                               104            406
  Other assets                                                     416            426
  Investment properties (Notes E, F and H)
   Land                                                          2,731          2,731
   Buildings and related personal property                      20,617         18,296
                                                                23,348         21,027
   Less accumulated depreciation                               (13,615)       (12,434)
                                                                 9,733          8,593

                                                              $ 11,770       $ 12,830
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $ 328          $ 143
  Tenant security deposit liabilities                              109            115
  Accrued property taxes                                           535            533
  Other liabilities                                                194            250
  Mortgage notes payable (Note F)                               16,094         16,452
  Master loan and interest payable (in default) (Note E)       289,142        263,751

                                                               306,402        281,244
Partners' Deficit
  General Partner                                                (2,932)        (2,670)
  Limited Partners                                            (291,700)      (265,744)
                                                              (294,632)      (268,414)

                                                              $ 11,770       $ 12,830

        See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)



                                                     For the Years Ended December 31,
                                                     2001          2000          1999
Revenues:
   Rental income                                    $ 4,540       $ 4,788       $ 5,597
   Other income                                       1,017           820           610
   Casualty gain                                         --           250         5,473
      Total revenues                                  5,557         5,858        11,680

Expenses:
   Operating                                          1,902         1,976         2,173
   General and administrative                           323           430           510
   Depreciation                                       1,181         1,117         1,145
   Interest                                          27,927        25,912        26,210
   Property taxes                                       442           533           570
      Total expenses                                 31,775        29,968        30,608

Loss before discontinued operations and
  extraordinary item                                (26,218)      (24,110)      (18,928)

Income from discontinued operations                      --            --             3

Gain on sale of discontinued operations                  --            --        20,753

(Loss) income before extraordinary item             (26,218)      (24,110)        1,828

Extraordinary loss on early extinguishment
   of debt (Note F)                                      --          (510)          (31)
Net (loss) income                                  $(26,218)     $(24,620)      $ 1,797

Net (loss) income allocated to general
  partner (1%)                                      $ (262)       $ (246)        $ 18
Net (loss) income allocated to limited
 partners (99%)                                     (25,956)      (24,374)        1,779
                                                   $(26,218)     $(24,620)      $ 1,797

        See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                (in thousands)


                                       General          Limited
                                       Partner          Partners           Total

Partners' deficit at
  December 31, 1998                    $ (2,442)       $(243,149)       $(245,591)

Net income for the year ended
  December 31, 1999                          18            1,779            1,797

Partners' deficit at
  December 31, 1999                     (2,424)         (241,370)        (243,794)

Net loss for the year ended
  December 31, 2000                       (246)          (24,374)         (24,620)

Partners' deficit at
  December 31, 2000                     (2,670)         (265,744)        (268,414)

Net loss for the year ended
  December 31, 2001                       (262)          (25,956)         (26,218)

Partners' deficit at
  December 31, 2001                   $ (2,932)        $(291,700)       $(294,632)

        See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             For The Years Ended December 31,
                                                              2001         2000         1999
Cash flows from operating activities:
  Net (loss) income                                         $(26,218)    $(24,620)     $ 1,797
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
     Depreciation                                              1,181        1,117        3,843
     Amortization of loan costs and lease commissions             33           52           60
     Gain on sale of discontinued operations                      --           --      (20,753)
     Extraordinary loss on early extinguishment of debt           --          510           31
     Casualty gain                                                --         (250)      (5,473)
     Change in accounts:
      Restricted cash                                             --        7,750       (7,750)
      Receivables and deposits                                   223          420        1,218
      Other assets                                              (166)           3          337
      Accounts payable                                          (245)        (180)          56
      Tenant security deposit liabilities                         (6)         (79)        (387)
      Accrued property taxes                                       2          (13)        (199)
      Other liabilities                                          (56)        (562)        (123)
      Interest on Master Loan                                 25,747       23,722       23,963
        Net cash provided by (used in) operating
         activities                                              495        7,870       (3,380)

Cash flows from investing activities:
  Insurance proceeds received                                    172          308        8,406
  Property improvements and replacements                      (1,891)      (1,126)      (2,431)
  Proceeds from sale of discontinued operations                   --           --       35,180
  Net withdrawals from (deposits to) restricted escrows          302         (267)        (550)
        Net cash (used in) provided by investing
         activities                                           (1,417)      (1,085)      40,605

Cash flows from financing activities:
  Prepayment penalty                                              --         (335)          (4)
  Loan costs paid                                                (29)        (396)          --
  Principal payments on mortgage notes payable                  (358)         (63)        (247)
  Principal payments on Master Loan                             (356)      (7,724)     (33,111)
  Proceeds from mortgage notes payable                            --       16,475           --
  Repayment of mortgage notes payable                             --      (15,517)      (2,315)
        Net cash used in financing activities                   (743)      (7,560)     (35,677)

Net (decrease) increase in cash and cash
  equivalents                                                 (1,665)        (775)       1,548
Cash and cash equivalents at beginning of period               2,972        3,747        2,199
Cash and cash equivalents at end of period                  $ 1,307       $ 2,972      $ 3,747
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $ 2,125       $ 2,155      $ 3,630
Supplemental disclosure of non-cash information:
  Fixed assets in accounts payable                           $ 430         $ --         $ --
  Assumption of mortgage note payable by purchaser of
   Richmond Plaza                                             $ --         $ --       $ 14,500

        See Accompanying Notes to Consolidated Financial Statements


                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies

The financial statements of Consolidated Capital Equity Partners/Two, L.P. (the "Partnership" or "CCEP/2") have been prepared assuming that the Partnership will continue as a going concern. The Partnership continues to incur operating losses, suffers from inadequate liquidity, has an accumulated deficit, and is unable to repay the Master Loan balance which matured in 2000. The Partnership realized a net loss of approximately $26,218,000 for the year ended December 31, 2001. The General Partner expects the Partnership to continue to incur such losses from operations.

The Partnership's indebtedness to Consolidated Capital Institutional Properties/2 ("CCIP/2") under the Master Loan of approximately $289,142,000, including accrued interest, matured in November 2000. Concap Holdings, Inc. ("CHI" or the "General Partner") had been in negotiations with CCIP/2 with respect to its options which included CCIP/2 foreclosing on the properties in CCEP/2 which collateralized the Master Loan or extending the terms of the Master Loan. The Partnership does not have the means with which to satisfy this obligation. No other sources of additional financing have been identified by the Partnership, nor does the General Partner have any other plans to remedy the liquidity problems the Partnership is currently experiencing. At December 31, 2001, partners' deficit was approximately $294,632,000. CCIP/2 has decided to foreclose on the properties that collaterize the Master Loan. Subsequent to December 31, 2001, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 will begin the process of executing deeds in lieu of foreclosure during the first quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt (see "Note C"), will be executed at a later date. As the deeds are executed, title in the properties currently owned by the Partnership will be vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When the Partnership no longer has title to the properties, it will be dissolved.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

Organization: Equity Partners/Two ("EP/2"), a California Corporate General Partnership, was formed on April 28, 1983, to engage in the business of acquiring, operating and holding equity investments in income-producing real estate properties. Certain of the general partners of EP/2 were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of CCIP/2. On November 16, 1990, pursuant to the bankruptcy settlement discussed below, EP/2's general partners executed a new partnership agreement (the "New Partnership Agreement") whereby EP/2 converted from a general partnership to a California limited partnership, CCEP/2. The general partners of EP/2 became limited partners of CCEP/2. ConCap Holdings, Inc. ("CHI"), a Texas corporation, is CCEP/2's General Partner.

The operations of EP/2 were financed substantially through nonrecourse notes with participation interests (the "Master Loan") from CCIP/2, a California limited partnership. These notes are secured by the real properties owned by and notes receivable on sold properties owed to CCEP/2. The Partnership Agreement provides that the Partnership is to terminate on June 24, 2011 unless terminated prior to such date. The Partnership commenced operations on April 28, 1983. The Partnership currently owns three apartment properties one each located in Colorado, Illinois, and Texas and is currently rebuilding a fourth apartment building which is located in Ohio. Six commercial properties were sold in September, 1999 and one commercial property was sold in December 1999.

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

The Corporate Managing General Partner of EP/2 was Consolidated Capital Enterprises, Inc. ("CCEI"), a Georgia corporation. In December 1988, CCEC filed for Chapter 11 protection. In October 1990, as part of CCEC's reorganization plan, CCEC sold its general partner interest in CCIP/2 to ConCap Equities, Inc. ("CEI"), a Delaware corporation. Pursuant to the New Partnership Agreement as discussed above, CHI, a wholly-owned subsidiary of CEI, became the sole general partner of CCEP/2, replacing CCEI, and the former general partners of EP/2 became limited partners of CCEP/2. Pursuant to the New Partnership Agreement, CCEP/2 is managed by CHI and CHI has full discretion with respect to conducting CCEP/2's business. CHI and the limited partners are hereinafter referred to collectively as the "Partners." All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Apartment Investment and Management Company ("AIMCO"). (See "Note B - Transfer of Control").

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,289,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs: Loan costs of approximately $425,000 and approximately $397,000 at December 31, 2001 and 2000, respectively, less accumulated amortization of approximately $41,000 and $7,000, at December 31, 2001 and 2000, respectively, are included in other assets and are being amortized on a straight-line basis over the life of the loans. The amortization expense is included in interest expense. As a result of the refinance of three of the Partnership's residential properties, Windmere Apartments, Highcrest Townhomes Apartments, and Canyon Crest Apartments, and the repayment of the mortgage notes which had encumbered the Partnership's other residential property, Village Brooke, loan costs of approximately $175,000, net of accumulated amortization, were written off in 2000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $93,000, $116,000, and $159,000 for the years ended December 31, 2001, 2000, and 1999, respectively, were charged to expense as incurred.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001, 2000, and 1999. See "Recent Accounting Pronouncements" below.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

The Partnership leased certain commercial space to tenants under various lease terms. The leases were accounted for as operating leases in accordance with "Financial Accounting Standards Board Statement No. 13". Some of the leases contained stated rental increases during their term. For leases with fixed rental increases, rents were recognized on a straight-line basis over the terms of the lease. For all other leases, minimum rents were recognized over the terms of the leases. The Partnership sold its last commercial properties during 1999.

Restricted Escrows:

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

Completion/Repair Escrow: A completion/repair escrow account was established in 2000 with the refinancing proceeds for Windmere Apartments, Highcrest Townhomes, and Canyon Crest Apartments. The funds were established to cover necessary repairs and complete various capital projects as noted for each property. The balance at December 31, 2001 and 2000 was approximately $104,000 and $406,000, respectively, which includes interest.

Lease Commissions: Lease commissions were capitalized and amortized using the straight-line method over the life of the applicable lease. The seven commercial properties for which lease commissions were applicable were sold during 1999, and the corresponding balance in lease commissions was written off.

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

The tax basis of the Partnership's assets and liabilities is approximately $238,559,000 and $212,361,000 greater than the assets and liabilities as reported in the financial statements for the years ended December 31, 2001 and 2000, respectively.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of December 31, 2001, approximately $11,302,000 in insurance proceeds have been received, with additional insurance proceeds expected in the near future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. Lost rents of approximately $417,000 and $750,000 have been recorded as of December 31, 2000 and 1999, respectively. A casualty gain of approximately $250,000 was recognized at December 31, 2000 as a result of receiving additional insurance proceeds which were previously not recognized net of approximately $577,000 of additional clean up and demolition costs incurred. A casualty gain of approximately $5,473,000 was recognized at December 31, 1999. The reconstruction of the property began in September 2001. The Partnership is negotiating with several insurance companies as to the final settlement amount. The Partnership expects to receive additional funds; however, the final settlement amount cannot be reasonably estimated.

In April 1999, an electrical fire occurred at Town Center. The property sustained approximately $181,000 in damages and realized a casualty loss of approximately $33,000 which is included in operating expense. The property was sold in September 1999 (see "Note D"). The purchaser of the property assumed the remaining obligations related to the fire.

Note D - Sale of Investment Property-Discontinued Operations

Lahser One, Lahser Two, Crescent Centre, Central Park Place, Central Park Plaza, Town Center Plaza and Richmond Plaza were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. All of these properties were sold during 1999 and accordingly the results of the commercial segment have been shown as gain on sale of and income from discontinued operations for the year ended December 31, 1999. Revenues of these properties were approximately $9,005,000 for the year ended December 31, 1999. No revenues from the properties were recorded during the years ended December 31, 2001 and 2000. Income from and gain on sale of discontinued operations was approximately $20,756,000 for the year ended December 31, 1999.

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

Note E - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at December 31, 2001 and 2000, are approximately $289,142,000 and approximately $263,751,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. The net proceeds from the refinancing of three of the residential properties during the year ended December 31, 2000 and the net proceeds from the sale of the commercial properties during the year ended December 31, 1999 were paid to CCIP/2 as required under the terms of the Master Loan Agreement.

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

No advances were received from CCIP/2 during the years ended December 31, 2001 and 2000 as an advance on the Master Loan. The Master Loan matured in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair values of the underlying collateral.

The General Partner has been in negotiations with CCIP/2 with respect to its options which included CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 has decided to foreclose on the properties that collaterize the Master Loan. Subsequent to December 31, 2001, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 will begin the process of executing deeds in lieu of foreclosure during the first quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt (see "Note C"), will be executed at a later date. As the deeds are executed, title in the properties currently owned by the Partnership will be vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When the Partnership no longer has title to the properties, it will be dissolved.

During 2001, CCEP/2 paid down the Master Loan by $356,000. These payments were made from distributions received from three affiliated partnerships. During 2000, CCEP/2 paid down the Master Loan by $7,724,000. These principal payments were made from distributions received from three affiliated partnerships and from proceeds received from the refinance of three of the Partnership's residential properties. During 1999, CCEP/2 paid down the Master Loan by $33,111,000. These principal payments were made from distributions received from three affiliated partnerships, excess cash from the Partnership's investment properties and from proceeds received from the sale of the Partnership's commercial properties.

Note F - Mortgage Notes Payable

                      Principal     Principal    Monthly                        Principal
                      Balance At   Balance At    Payment   Stated                Balance
                     December 31, December 31,  Including Interest  Maturity      Due At
Property                 2001         2000      Interest    Rate      Date       Maturity
                                (in thousands)                                (in thousands)
Canyon Crest
  1st Mortgage         $ 3,562       $ 3,640      $ 28      7.10%   01/01/11     $ 2,613
Highcrest Townhomes
  1st Mortgage           6,599         6,748        55      7.72%   02/01/10       4,868
Windemere
  1st Mortgage           5,933         6,064        50      7.83%   11/01/10       3,905

Totals                 $16,094       $16,452      $133                           $11,386

On October 3, 2000, CCEP/2 refinanced the mortgage note payable on Windmere Apartments. The refinancing replaced mortgage indebtedness of $3,000,000 with a new mortgage of $6,075,000. The mortgage was refinanced at a rate of 7.83% compared to the prior rate of 7.33%. Payments of approximately $50,000 are due on the first day of each month until the loan matures on November 1, 2010. A balloon payment of approximately $3,905,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $155,000 at December 31, 2000. Additional loan costs of approximately $7,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $95,000 and the write-off of unamortized loan costs of approximately $50,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $145,000.

On October 31, 2000, CCEP/2 refinanced the mortgage note payable on Highcrest Townhomes. The refinancing replaced mortgage indebtedness of $4,000,000 with a new mortgage of $6,760,000. The mortgage was refinanced at a rate of 7.72% compared to the prior rate of 7.33%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on February 1, 2010. A balloon payment of approximately $4,868,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $141,000 at December 31, 2000. Additional loan costs of approximately $10,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $52,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $194,000.

On December 21, 2000, CCEP/2 refinanced the mortgage note payable on Canyon Crest Apartments. The refinancing replaced mortgage indebtedness of $2,000,000 with a new mortgage of $3,640,000. The mortgage was refinanced at a rate of 7.10% compared to the prior rate of 7.33%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2011. A balloon payment of approximately $2,613,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $100,000 at December 31, 2000. Additional loan costs of approximately $12,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $98,000 and the write-off of unamortized loan costs of approximately $38,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $136,000.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

         Years Ending December 31,
                    2002                    $    394
                    2003                         426
                    2004                         459
                    2005                         495
                    2006                         535
                 Thereafter                   13,785

                   Total                    $ 16,094

Note G - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 2001, 2000, and 1999. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties. The General Partner and its affiliates received reimbursements and fees for the years ended December 31, 2001, 2000, and 1999 as follows:

                                                        2001        2000      1999
                                                              (in thousands)
 Property management fees (included in
  operating expenses)                                   $ 346      $ 257      $ 304
 Investment advisory fees (included in general
   and administrative expense)                             59         178       178
 Reimbursement for services of affiliates
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             584         172       237
 Real estate brokerage commissions (included in
 gain on sale of discontinued operations)                  --          --     1,581
 Refinancing fees (included in capitalized loan
 costs)                                                    --         165        --

During the years ended December 31, 2001, 2000, and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $346,000, $257,000, and $304,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $59,000, $178,000, and $178,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $584,000, $172,000, and $237,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $395,000, $70,000 and $29,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment properties and are being depreciated over 15 years.

For services provided in connection with the refinancings of three of the Partnership's residential properties, the General Partner was paid total commissions related to the refinancings of approximately $165,000 during the year ended December 31, 2000.

For acting as real estate broker in connection with the sales of seven of the Partnership's commercial properties, the General Partner was paid a real estate commission of approximately $1,134,000 during the year ended December 31, 1999. A commission of $447,000 was paid during the year ended December 31, 1999 relating to the sale of Richmond Plaza which was accrued at December 31, 1999.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $95,000 for insurance coverage and fees associated with policy claims administration.

In addition to the compensation and reimbursements described above, interest payments are made to CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000, $1,198,000, and $998,000 for the years ended December 31, 2001, 2000, and 1999, respectively. No advances were made under the Master Loan Agreement during the years ended December 31, 2001, 2000, and 1999. Additionally, CCEP/2 made principal payments on the Master Loan of approximately $356,000, $7,724,000 and $33,111,000, for the years ended December 31, 2001, 2000 and 1999, respectively. These funds were received from distributions from three affiliated partnerships, excess cash from the
Partnership's investment properties, proceeds received from the sale of commercial properties and from proceeds received from the refinancing of three of the Partnership's residential properties.

Note H - Real Estate and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following at December 31, 2001 (in thousands):

                                    Building
                                    & Related
                                     Personal                Accumulated    Depreciable
 Description               Land      Interest      Total     Depreciation   Life-Years

 Canyon Crest              $ 145      $ 3,997     $ 4,142      $ 2,774         3-20
 Highcrest Townhomes          707       8,364       9,071        5,969         3-20
 Village Brooke             1,099       1,684       2,783           --         3-20
 Windmere                     780       6,572       7,352        4,872         3-20

 Total                    $ 2,731     $20,617     $23,348      $13,615

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Note J - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands):

                                                Year Ended December 31, 2001
                                      1st         2nd        3rd        4th
                                    Quarter     Quarter    Quarter    Quarter     Total

Revenues                            $ 1,259     $ 1,315    $ 1,701    $ 1,282    $ 5,557
Expenses                              7,971       7,850      7,916      8,038      31,775

Net loss                            $(6,712)    $(6,535)   $(6,215)   $(6,756)   $(26,218)


                                                Year Ended December 31, 2000
                                      1st         2nd        3rd        4th
                                    Quarter     Quarter    Quarter    Quarter     Total

Revenues                            $ 1,665     $ 2,447    $ 1,266     $ 480     $ 5,858
Expenses                              7,670       7,488      7,431      7,379      29,968

Loss before extraordinary item       (6,005)     (5,041)    (6,165)    (6,899)    (24,110)
Extraordinary loss on early
  extinguishment of debt                 --         (35)        --       (475)       (510)

Net loss                            $(6,005)    $(5,076)   $(6,165)   $(7,374)   $(24,620)


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

Name                      Age      Position

Patrick J. Foye           44       Executive Vice President and Director
Martha L. Long            42       Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $24,000 and non-audit services (principally tax-related) of approximately $13,000.

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001:


Entity                                  Number of Units      Percentage

Reedy River Properties
  (an affiliate of AIMCO)                  168,736.5           18.56%
Insignia Properties, LP
  (an affiliate of AIMCO)                   17,240.6            1.90%
AIMCO Properties, LP
  (an affiliate of AIMCO)                  177,439.5           19.51%
Cooper River Properties, LLC
  (an affiliate of AIMCO)                   67,518.7            7.43%


Reedy River Properties, Insignia Properties, LP, and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No directors or officers of the General Partner owns any Units of the Partnership of record or beneficially.

Item 13.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities.

The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were made to the General Partner and affiliates during the years ended December 31, 2001, 2000, and 1999:

                                                For the years ended December 31,
                                                   2001        2000        1999
                                                         (in thousands)

Reimbursements for services of affiliates         $ 349        $ 444      $ 217

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $349,000, $444,000 and $217,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $95,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 430,935.30 limited partnership units in the Partnership representing 47.40% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.40% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.


                                     PART IV


Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 3.2, Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002.

      (b)   Reports  on Form 8-K filed in the fourth  quarter  of fiscal  year
            2001:

            None.

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


/s/Patrick J. Foye                                    Date:
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date:
Martha L. Long
Senior Vice President and Controller

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998 between AIMCO and IPT.

      3.1         Certificates of Limited Partnership, as amended to date.

      3.2 Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the annual report on Form 10-K for the year ended December 31, 2001).

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

     10.25 Contract for sale of real estate for Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza
                  dated September 10, 1999 between Consolidated Capital Institutional Properties/2, a California limited partnership and Southfield Office Properties, LLC. (Filed with Form 8-K dated September 10, 1999).

     10.26 Second amendment to purchase and sale contract between Consolidated Capital Institutional Properties/2, a California limited partnership and Southfield Office Properties, LLC for sale of real estate for Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza (Filed with Form 8-K dated September 10,
                  1999).

     10.27 Reinstatement of and Third amendment to purchase and sale contract between Consolidated Capital Institutional Properties/2, a California limited partnership and Southfield Office Properties, LLC for sale of real estate for Lahser One, Lahser Two, Crescent Centre, Central Park Place, and Central Park Plaza (Filed with Form 8-K dated September 10, 1999).

     10.28 Contract for sale of real estate for Towne Center Plaza dated September 22, 1999 between Consolidated Capital Institutional Properties/2 , a California limited partnership and Colton Real Estate Group, d/b/a The Colton Company (Filed with Form 8-K/A dated September 22, 1999).

     10.29 Contract for sale for real estate for Richmond Plaza dated December 23, 1999 between Consolidated Capital Institutional Properties/2, a California limited partnership and The Bernstein Companies (Filed with Form 8-K dated December 23,
                  1999).

     10.30 Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Windmere Apartments (Filed with Form 8-K on November 27, 2000).

     10.31 Multifamily Note dated October 31, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Highcrest Townhomes Apartments (Filed with Form 8-K on November 27, 2000).

     10.32 Multifamily Note dated December 22, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Canyon Crest Apartments (filed with Form 8-K on January 22, 2001).

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

     28.1 Fee Owner's Limited Partnership Agreement dated November 14, 1990 (Incorporated by reference to the 1990 Annual Report).

                                FOURTH AMENDMENT
                TO THE AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT
                    OF CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


            THIS  FOURTH   AMENDMENT  TO  THE  AMENDED  AND   RESTATED   LIMITED
PARTNERSHIP AGREEMENT OF CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2 (this "Amendment") is entered into as of the 8th day of January, 2002, by and among ConCap Equities, Inc., a Delaware corporation (the "General Partner"), and each of the Limited Partners. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed thereto in the "Partnership Agreement" (as defined below).

            WHEREAS, Consolidated Capital Institutional Properties/2, a California limited partnership (the "Partnership"), exists pursuant to that certain Limited Partnership Agreement of Consolidated Capital Institutional Properties/2, dated as of April 12, 1983, as amended and restated by an Amended and Restated Limited Partnership Agreement of Consolidated Capital Institutional Properties/2, dated June 24, 1983, as further amended by that certain First Amendment to the Consolidated Capital Institutional Properties/2 Amended and Restated Limited Partnership Agreement, dated as of July 15, 1985, as further amended by that certain Second Amendment to the Amended and Restated Limited Partnership Agreement of Consolidated Capital Institutional Properties/2, dated as of October 23, 1990 and as further amended by that certain Third Amendment to the Amended and Restated Limited Partnership Agreement of Consolidated Capital Agreement of Consolidated Capital Institutional Properties/2, dated as of October 17, 2000 (as so amended, the "Partnership Agreement"); and

            WHEREAS, the General Partner has obtained consents of the requisite percentage-in-interest of the Limited Partners (i.e., Limited Partners holding greater than fifty percent (50%) of the Units) necessary to amend the Partnership Agreement as provided in this Amendment.

            NOW, THEREFORE, in consideration of the premises, the agreement of the parties herein contained, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged and confessed, the parties hereby agree as follows:

     1. Definitions. Section 1.04 of the Partnership Agreement is hereby amended to add the following definitions and current subsections 1.04(a) through (v) are hereby renumbered accordingly:

            "(a) 'Adjusted Capital Account Deficit' shall mean, with respect to any Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of the relevant Partnership Year, after giving effect to the following adjustments:

                  (i) Credit to such Capital Account any amounts which such Partner is obligated to restore or is deemed to be obligated to restore pursuant to Treasury Regulations Sections 1.704-2(g) and 1.704-2(i)(5); and

                  (ii) Debit to such Capital Account the items described in Treasury Regulations Section 1.704-1(b)(2)(ii)(d)(4), (5) and (6)."

          "(g) 'Capital Account' shall have the meaning specified in Section 3.05."

          "(i) 'Code' shall mean the Internal Revenue Code of 1986, as amended."

          "(s) 'Nonrecourse Deductions' shall have the meaning set forth in Treasury Regulations Sections 1.704-2(b)(1) and 1.704-2(c)."

          "(t)  'Nonrecourse  Liability'  shall  have the  meaning  set forth in
          Treasury   Regulations   Section   1.704-2(b)(3)   of   the   Treasury
          Regulations."

          "(v) 'Partners' shall mean the General Partners and the Limited Partners."

          "(w) 'Partner Nonrecourse Debt' shall have the meaning set forth in Treasury Regulations Section 1.704-2(b)(4)."

          "(x) 'Partner Nonrecourse Debt Minimum Gain' shall mean an amount, with respect to each Partner Nonrecourse Debt, equal to the Partnership Minimum Gain that would result if such Partner Nonrecourse Debt were treated as a Nonrecourse Liability, determined in accordance with Treasury Regulations Section 1.704-2(i)(3)."

          "(y) 'Partner Nonrecourse Deductions' shall have the meaning set forth in Treasury Regulations Section 1.704-2(i)."

          "(aa) 'Partnership Minimum Gain' shall have the meaning set forth in Treasury Regulations Sections 1.704-2(b)(2) and 1.704-2(d)(1)."

          "(bb)   'Partnership   Year'  shall  mean  the  taxable  year  of  the
          Partnership, which shall be the fiscal year ending December 31."

          "(gg) 'Treasury Regulations' shall mean the income tax regulations, including temporary regulations, as may be amended hereafter from time to time (including corresponding provisions of succeeding income tax regulations), promulgated under the Code."

     2. Net Profits and Net Losses. The definition of "Net Profits and Net Losses" contained in Section 1.04(o) of the Partnership Agreement is hereby amended to read as follows:

          "(o) 'Net Profits and Net Losses' shall mean, with respect to any period, the taxable income or loss, as the case may be, of the Partnership for such period, determined in accordance with Section 703(a) of the Code (for this purpose, all items of income, gain, loss, deduction or credit required to be separately stated pursuant to
          Section  703(a)(1) of the Code shall be included in taxable  income or loss); provided, however, that: (i) any income of the Partnership that is exempt from federal income tax, and not otherwise taken into account in computing Net Profits or Net Losses pursuant to this definition shall be added to such income or loss, and (ii) any expenditures of the Partnership during such period which are described, or treated under Treasury Regulations Section 1.704-1(b)(2)(iv)(i) as described, in Section 705(a)(2)(B) of the Code and not otherwise taken into account in computing Net Profits or Net Losses shall be subtracted from such taxable income or loss. Notwithstanding anything to the contrary contained in this definition, income, gain or loss resulting from the disposition of, distribution to a Partner of, or depreciation, amortization or other cost recovery deductions with respect to, any Partnership asset shall be computed by reference to the book value of the asset disposed of, distributed or depreciated, amortized or otherwise recovered, notwithstanding that the adjusted tax basis of such asset differs from its book value.

     3. Surplus Funds. The definition of "Surplus Funds" contained in Section 1.04(u) of the Partnership Agreement is hereby amended to read as follows:

          "(u) 'Surplus Funds' shall mean the Partnership's share of the net cash funds or proceeds resulting from the Partnership's receipt of (a) principal and additional interest from the Participating Note issued by the Borrower or (b) any funds from the sale, financing or refinancing of any of the Partnership's properties, and in each case,
          (i) after deduction of all expenses incurred in connection therewith and (ii) less such amounts for working capital reserves as the General Partner deems reasonably necessary for future Partnership operations."

     4. Purpose of Partnership and Investment Objectives. The first paragraph of
Section 1.05 of the Partnership Agreement is hereby amended to read as follows:

            "Purpose of Partnership and Investment Objectives. The principal purpose of the Partnership is to lend funds in return for the Participating Note secured by deeds of trust on real properties (including apartment buildings, shopping centers, industrial projects, office buildings and other similar properties) as shall from time to time be acquired by the Borrower or such other entity or entities of which the general partner or managing general partner is the Borrower. The Participating Notes offer the potential for (i) preserving and protecting the Limited Partners' original Invested
            Capital; (ii) providing quarterly distributions from interest received from the Borrower or other sources; and (iii) providing special payments to the extent of additional interest received from such Participating Note; and to engage in any and all general business activities related to and incidental to those purposes, including, without limitation, the acquisition, ownership, improvement, management, operation, leasing, financing, refinancing, sale or exchange of any real or personal property obtained (x) in connection with the exercise of any remedy available to it under the Participating Note or the Master Loan Agreement or (y) in a transaction (a "1031 Transaction") that is intended to a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, or any successor statute, at law or in equity; provided, however, that the Partnership shall not own or lease property jointly or in partnership with others but it may transfer any such property to a single-purpose wholly-owned subsidiary."

            5.    Powers and Duties of the General Partner.

            (a) The fourth sentence of the first paragraph of Section 2.01 of the Partnership Agreement is hereby amended to read as follows:

                  "The General Partner shall have the right, power and authority granted to General Partner hereunder or by law, or both, to obligate and bind the Partnership and, on behalf and in the name of the Partnership, to take such action as the General Partner deems necessary or advisable, including, without limitation: making, executing and delivering loan and other agreements, such as leases, assignments and transfers and agreements to purchase, sell, exchange, lease or otherwise deal with real or personal property, escrow instructions, advances under the Participating Note, pledges, deeds of trust, mortgages and other security agreements, promissory notes, checks, drafts and other negotiable instruments, and all other documents and agreements which the General Partner deems reasonable or necessary in connection with the lending and investment of the Partnership's net proceeds resulting from the Capital Contributions received; managing such assets and borrowings against the assets of the Partnership, including notes and contracts receivables from the sale of the Partnership assets; and the acquisition, ownership, improvement, management, operation, leasing, financing, refinancing, sale or exchange of any real or personal property (including the transfer of such property to a single-purpose wholly-owned subsidiary of the Partnership) obtained
            (i) in connection with the exercise of any remedy available to it under the Participating Note or the Master Loan Agreement or (ii) in a 1031 Transaction, at law or in equity."

            (b) The penultimate sentence of the second paragraph of Section 2.01 of the Partnership Agreement is amended to read as follows:

                  "The  Partnership  shall not be  permitted  to  purchase  real property, directly or indirectly, but it may acquire real property upon exercising any remedy under the Participating Note and the Master Note Loan Agreement or in a 1031 Transaction."

     6. Capital Accounts. Article III of the Partnership Agreement is hereby amended to add Section 3.05 and the current Section 3.05 is hereby renumbered
Section 3.06 and the Sections of Article III thereafter are hereby renumbered accordingly:

               "3.05 Capital Accounts. A capital account ("Capital Account") shall be established and maintained on the Partnership's books with respect to each Partner, in accordance with Treasury Regulations Section 1.704-1(b)."

     7. Special Allocations. Article III of the Partnership Agreement is hereby amended to add Section 3.09 and the Sections of Article III thereafter are hereby renumbered accordingly.

               "3.09   Special   Allocations.   Notwithstanding   the  foregoing
               provisions of this Article III, the following special allocations ("Special Allocations") shall be made in the following order:

            (a)  Minimum  Gain  Chargeback.  Except  as  otherwise  provided  in
Treasury Regulations Section 1.704-2(f), if there is a net decrease in Partnership Minimum Gain during a Partnership Year, then each Partner shall be allocated items of Partnership income and gain for such Partnership Year (and, if necessary, for subsequent years) in an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain, determined in accordance with Treasury Regulations Section 1.704-2(g)(2). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant thereto. The items to be so allocated shall be determined in accordance with Treasury Regulations Section 1.704-2. This
Section 3.09(a) is intended to comply with the minimum gain chargeback requirement of Treasury Regulations Section 1.704-2(f) and shall be interpreted consistently therewith.

            (b) Partner Minimum Gain Chargeback. Except as otherwise provided in
Treasury Regulations Section 1.704-2(i), if there is a net decrease in Partner Nonrecourse Debt Minimum Gain attributable to Partner Nonrecourse Debt during any Partnership Year, each Partner shall be specially allocated items of Partnership income and gain for such Partnership Year (and, if necessary, for subsequent Partnership Years) in an amount equal to such Partner's share of the net decrease in Partner Nonrecourse Debt Minimum Gain, determined in accordance with Treasury Regulations Section 1.704-2(i)(4). Allocations pursuant to the previous sentence shall be made in proportion to the respective amounts required to be allocated to each Partner pursuant thereto. The items to be so allocated shall be determined in accordance with Treasury Regulations Sections 1.704-2(i)(4) and 1.704-2(j)(2). This Section 3.09(b) is intended to comply with the minimum gain chargeback requirements in Treasury Regulations 1.704-2(i) and shall be interpreted consistently therewith.

            (c) Qualified Income Offset. In the event that any Partner unexpectedly receives any adjustments, allocations or distributions described in Treasury Regulations Sections 1.704-1(b)(2)(ii)(d)(4), (5) or (6) with respect to such Partner's Capital Account, items of Partnership income and gain shall be specially allocated to each such Partner in an amount and manner sufficient to eliminate, to the extent required by the Treasury Regulations, the Adjusted Capital Account Deficit of such member as quickly as possible; provided, however, that an allocation pursuant to this Section 3.09(c) shall be made only if and to the extent that such Partner would have an Adjusted Capital Account Deficit after all other allocations provided for herein have been tentatively made as if this Section 3.09(c) were not in this Agreement.

               (d) Nonrecourse Deductions. Any Nonrecourse Deductions for any Partnership Year shall be specially allocated ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partners.

               (e) Partner Nonrecourse Deductions. Any Partner Nonrecourse Deductions for any Partnership Year shall be allocated to the Partner who bears the economic risk of loss with respect to the Partner Nonrecourse Debt to which such Partner Nonrecourse Deductions are attributable in accordance with Treasury Regulations Section 1.704-2(i).

               (f) Limitations on Loss Allocation. No allocation of Net Loss (or items thereof) shall be made to any Partner to the extent that such allocation would create or increase an Adjusted Capital Account Deficit with respect to such Partner.

               (g)  Curative  Allocation.  The  allocations  set  forth  in this
               Section 3.09 (the "Regulatory Allocations") are intended to comply with certain regulatory requirements, including the requirements of Treasury Regulations Sections 1.704-1(b) and 1.704-2. Notwithstanding the provisions of Section 3.09(a) and
               (b) hereof, the Regulatory Allocations shall be taken into account in allocating other items of income, gain, loss and deduction among the Partners so that, to the extent possible without violating the requirements giving rise to the Regulatory Allocations, the net amount of such allocations of other items and Regulatory Allocations to each Partner shall be equal to the net amount that would have been allocated to each such Partner if the Regulatory Allocations had not occurred."

     8. Distributions of Distributable Cash from Operations. Section 3.07(c) of the Partnership Agreement is hereby renumbered as new Section 3.10 and retitled as set forth below. The Sections of Article III thereafter are hereby renumbered accordingly.

               "3.10 Distributions of Distributable cash from Operations. Distributable Cash From Operations to the extent deemed available by the General Partners for distribution, shall be distributed quarterly, as follows: ninety-nine percent (99%) to the Limited Partners and one percent (1%) to the General Partners; provided, however, that the General Partners, in the exercise of reasonable business judgment, may determine to retain in the Partnership all or any part of such amount to meet the working capital needs of the Partnership. Distributions, if any, which exceed Distributable Cash From Operations shall be allocated one hundred percent (100%) to the Limited Partners. Distributable Cash From Operations and Distributions which are distributed to the Limited Partners may, pursuant to generally accepted accounting principles or on a cash basis, be deemed to be a return of capital to the extent they exceed the Partnership's net income or cash flow, respectively. To the extent original Capital Contributions (including Partnership working capital reserves) are used for Distributions of Distributable Cash From Operations or Distributions it would reduce the amount of capital available for loans to the Borrower and the amount available for Partnership working capital reserves and would be considered a return of original Capital Contributions but would not reduce the Limited Partners' Invested Capital."

     9. Liquidation Proceeds. Section 9.02(c) of the Partnership Agreement will be amended to read as follows:

      "(c) The proceeds of such liquidation shall be applied and distributed to the Partners in proportion to and to the extent of positive balances in their respective Capital Accounts."

     10. Miscellaneous.

a. Effect of Amendment. In the event of any inconsistency between the terms of the Partnership Agreement and the terms of this Amendment, the terms of this Amendment shall prevail. In the event any conflict or apparent conflict between any of the provisions of the Partnership Agreement as amended by this Amendment, such conflicting provisions shall be reconciled and construed to give effect to the terms and intent of this Amendment.

b. Ratification. Except as otherwise expressly modified hereby, the Partnership Agreement shall remain in full force and effect, and all of the terms and provisions of the Partnership Agreement, as herein modified, are hereby ratified and reaffirmed. Except as amended hereby, the Partnership Agreement shall continue, unmodified, and in full force and effect.

c. Counterparts. This Amendment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

d. Governing Law. This Amendment shall be governed by and construed and enforced in accordance with the laws of the State of California, without regard to its principles of conflicts of law.

            IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first set forth above.

                                    THE GENERAL PARTNER:

                                    CONCAP EQUITIES, INC.,
                                    a Delaware corporation


                                    By:
                                          Patrick J. Foye
                                          Executive Vice President

                                    THE LIMITED PARTNERS:

                                    AIMCO PROPERTIES, L.P.
                                    a Delaware limited partnership

                                    By:   AIMCO-GP, INC.
                                          its General Partner

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President

                                    COOPER RIVER PROPERTIES, L.L.C.
                                    a Delaware limited liability company


                                    By:
                                           Patrick J. Foye
                                          Executive Vice President

                                    AIMCO IPLP, L.P.
                                    a Delaware limited partnership

                                By: AIMCO/IPT, INC.
                                    its General Partner

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President

                                    REEDY RIVER PROPERTIES, L.L.C.
                                    a Delaware limited liability company

                                    By:
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:
                                          Patrick J. Foye
                                          Executive Vice President of ConCap
                                          Equities, Inc., agent and attorney-in
                                          -fact for each of the remaining
                                          Limited Partners of the Partnership