Form 10-Q
period 2002-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2002-05-15
CIK 719184

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

                For the quarterly period ended March 31, 2002


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
                                 BALANCE SHEETS
                       (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2002          2001
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                  $ 109          $ 381
   Accounts receivable                                             --           100
   Other assets                                                    21            21

   Investment in Master Loan to affiliate                      40,254        39,423
      Less: allowance for impairment loss                     (24,329)      (28,129)
                                                               15,925        11,294
                                                             $ 16,055      $ 11,796
Liabilities and Partners' (Deficit) Capital
Liabilities
   Due to affiliates                                          $ 598          $ --
   Other liabilities                                               54            45
   Distributions payable                                          141           141
                                                                  793           186
Partners' (Deficit) Capital
   General partner                                               (370)          (407)
   Limited partners (909,123.60 units outstanding)             15,632        12,017
                                                               15,262        11,610
                                                             $ 16,055      $ 11,796


Note: The balance sheet at December 31, 2001,  has been derived from the audited
      financial   statements  at  that  date,  but  does  not  include  all  the information  and  footnotes  required by accounting  principles  generally accepted in the United States for complete financial statements.


                See Accompanying Notes to Financial Statements


b)

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                               Three Months Ended
                                                                     March 31,
                                                                2002          2001
Revenues:
   Interest income on net investment in Master Loan
     to affiliate                                               $ 1          $ 904
   Reduction of provision for impairment loss                   3,800            --
   Interest income on investments                                  --            19
      Total revenues                                            3,801           923

Expenses:
   General and administrative                                     144           192
   Interest                                                         5            --
      Total expenses                                              149           192

Net (loss) income                                              $3,652        $ 731

Net (loss) income allocated to general partner (1%)             $ 37          $ 7
Net (loss) income allocated to limited partners (99%)           3,615           724

                                                               $3,652        $ 731

Net (loss) income per limited partnership unit                 $ 3.98        $ 0.80

Distributions per limited partnership unit                      $ --         $ 1.43

                See Accompanying Notes to Financial Statements

c)

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficit) capital
   at December 31, 2000                909,124        $ (421)    $ 13,038     $ 12,617

Distributions to partners                   --            --       (1,299)      (1,299)

Net income for the three months
   ended March 31, 2001                     --             7          724          731

Partners' (deficit) capital
   at March 31, 2001                   909,124        $ (414)    $ 12,463     $ 12,049

Partners' (deficit) capital
   at December 31, 2001                909,124        $ (407)    $ 12,017     $ 11,610

Net income for the three months
   ended March 31, 2002                     --            37        3,615        3,652

Partners' (deficit) capital at
   March 31, 2002                      909,124        $ (370)    $ 15,632     $ 15,262

                See Accompanying Notes to Financial Statements


d)

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                     $ 3,652       $ 731
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
  Reduction of provision for impairment value                     (3,800)          --
  Change in accounts:
   Accounts receivable                                               100           --
   Accounts payable                                                   --           (1)
   Due to affiliates                                                   5           --
   Other liabilities                                                   9            9
       Net cash (used in) provided by operating activities           (34)         739

Cash flows from investing activities:
  Advances on Master Loan                                           (831)          --
  Principal receipts on Master Loan                                   --            9
       Net cash (used in) provided by investing activities          (831)           9

Cash flows from financing activities:
  Proceeds from advances from affiliates                             693           --
  Principal payments on advances from affiliates                    (100)          --
  Distributions to partners                                           --       (1,299)
       Net cash provided by (used in) financing activities           593       (1,299)

Net decrease in cash and cash equivalents                           (272)        (551)

Cash and cash equivalents at beginning of period                     381        2,143

Cash and cash equivalents at end of period                        $ 109       $ 1,592

                See Accompanying Notes to Financial Statements


e)
               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $99,000 and $153,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership approximately $693,000 during the three months ended March 31, 2002 so that the Partnership could make advances on the Master Loan(see "Note C") to assist in the reconstruction of Village Brook Apartments. Of this $693,000, the Partnership paid approximately $100,000 in principal payments during the three months ended March 31, 2002. Interest is charged at the prime rate plus 2%. Interest expense was approximately $5,000 for the three months ended March 31, 2002. Subsequent to March 31, 2002, the General Partner loaned the Partnership an additional $1,586,000 to assist in the reconstruction of Village Brook Apartments.

Note C - Net Investment in Master Loan

The Partnership was formed to lend funds to Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), a California general partnership. The general partner of CCEP/2 is an affiliate of the General Partner. The Partnership loaned funds to CCEP/2 subject to a non-recourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2").

At March 31, 2002, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the three months ended March 31, 2002, the Partnership recorded approximately $3,800,000 in income based upon an increase in the fair value of the collateral. The increase in the fair value of the collateral is due to the reconstruction of Village Brooke. For the three month periods ended March 31, 2001, there was no change in the fair value of the collateral and accordingly no income was recognized.

The fair value of the collateral properties which on a combined basis secure the Master Loan was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, the physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. The General Partner evaluates the net realizable value on a semi-annual basis.

The principal balance of the Master Loan due to the Partnership totaled approximately $40,254,000 at March 31, 2002. Interest due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the statement of operations due to the impairment of the loan, totaled approximately $7,339,000 and $5,773,000 for the three months ended March 31, 2002 and 2001, respectively. Interest income is recognized on the cash basis as required by SFAS 114. At March 31, 2002 and December 31, 2001, such cumulative unrecognized interest totaled approximately $257,058,000 and $249,719,000, respectively, and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $24,329,000 and $28,129,000 at March 31, 2002 and December 31, 2001, respectively. In addition, all of the collateral properties except Village Brooke Apartments, are encumbered by first mortgages totaling approximately $16,094,000 which are senior to the Master Loan. Accordingly, this fact has been taken into consideration in determining the fair value of the Master Loan.

During the three months ended March 31, 2002, the Partnership advanced approximately $831,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Village Brooke Apartments. Subsequent to March 31, 2002, the Partnership advanced an additional $1,586,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Village Brooke Apartments. Principal payments received from CCEP/2 on the Master Loan were $9,000 for the three months ended March 31, 2001. No principal payments were received during the three months ended March 31, 2002.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner has decided to foreclose on the properties that collaterize the Master Loan. During the three months ended March 31, 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner will begin the process of executing deeds in lieu of foreclosure during the second quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds are executed, title in the properties currently owned by CCEP/2 will be vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership will become responsible for the operations of such properties.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


                 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                             March 31, 2002 and 2001

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
           CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                (in thousands)

                                 March 31, 2002




Assets
   Cash and cash equivalents                                             $   726
   Receivables and deposits                                                  204
   Restricted escrows                                                        105
   Other assets                                                              135
   Investment in affiliated partnerships                                   1,371
   Investment properties                                                  31,480
                                                                          34,021
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        1,370
   Accrued property taxes                                                    413
   Tenant security deposit liabilities                                       107
   Other liabilities                                                         290
   Mortgage notes payable                                                 15,998
   Master loan and interest payable                                       15,843
                                                                          34,021

Net liabilities in liquidation                                           $    --


                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEET
                                (in thousands)


                                                                        December 31,
                                                                            2001
                                                                           (Note)
Assets
   Cash and cash equivalents                                              $ 1,307
   Receivables and deposits                                                    210
   Restricted escrows                                                          104
   Other assets                                                                416
   Investment properties:
      Land                                                                   2,731
      Buildings and related personal property                               20,617
                                                                            23,348
      Less accumulated depreciation                                        (13,615)
                                                                             9,733
                                                                          $ 11,770
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 328
   Accrued property taxes                                                      535
   Tenant security deposit liabilities                                         109
   Other liabilities                                                           194
   Mortgage notes                                                           16,094
   Master loan and interest payable                                        289,142
                                                                           306,402
Partners' Deficit
   General partner                                                           (2,932)
   Limited partners                                                       (291,700)
                                                                          (294,632)
                                                                          $ 11,770

Note: The balance sheet at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                (in thousands)


                                                                Three Months Ended
                                                                      March 31,
                                                                 2002         2001
Revenues:
   Rental income                                                $ 1,124      $ 1,126
   Other income                                                     132          133
      Total revenues                                              1,256        1,259

Expenses:
   Operating                                                        428          480
   General and administrative                                        76           80
   Depreciation                                                     301          293
   Interest                                                       7,652        7,000
   Property taxes                                                   112          118
      Total expenses                                              8,569        7,971

Net loss                                                        $(7,313)     $(6,712)

Net loss allocated to general partner (1%)                       $ (73)       $ (67)

Net loss allocated to limited partners (99%)                     (7,240)      (6,645)
                                                                $(7,313)     $(6,712)

                See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                (in thousands)


                                        General           Limited
                                        Partner          Partners           Total

Partners' deficit at
   December 31, 2000                    $(2,670)         $(265,744)       $(268,414)

Net loss for the three months
   ended March 31, 2001                     (67)            (6,645)          (6,712)

Partners' deficit at
   March 31, 2001                       $(2,737)         $(272,389)       $(275,126)

Partners' deficit at
   December 31, 2001                    $(2,932)         $(291,700)       $(294,632)

Net loss for the three months
   ended March 31, 2002                     (73)            (7,240)          (7,313)

Partners' deficit at
   March 31, 2002                       $(3,005)         $(298,940)        (301,945)

Adjustment to liquidation basis
   (Note C)                                                                 301,945

Net liabilities in liquidation                                              $ --

                See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net loss                                                       $(7,313)     $(6,712)
  Adjustments to reconcile net loss to net cash provided by
   (used in)operating activities:
     Depreciation                                                    301          293
     Amortization of loan costs                                        5           14
     Change in accounts:
      Receivables and deposits                                         6          244
      Other assets                                                  (179)         (76)
      Accounts payable                                               487         (106)
      Accrued property taxes                                        (122)        (134)
      Tenant security deposit liabilities                             (2)          (1)
      Other liabilities                                               96           27
      Interest on Master Loan                                      7,339        5,773
        Net cash provided by (used in) operating activities          618         (678)

Cash flows from investing activities:
  Net deposits to restricted escrows                                  (1)          --
  Property improvements and replacements                          (1,933)        (273)
        Net cash used in investing activities                     (1,934)        (273)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (96)         (82)
  Advances on Master Loan                                            831           --
  Principal payments on Master Loan                                   --           (9)
        Net cash provided by (used in) financing activities          735          (91)

Net decrease in cash and cash equivalents                           (581)      (1,042)

Cash and cash equivalents at beginning of period                   1,307        2,972
Cash and cash equivalents at end of period                        $ 726       $ 1,930
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 306       $ 1,196
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable      $ 985         $ --

At March 31, 2002 and December 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $430,000.

                See Accompanying Notes to Financial Statements


                CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") adopted the liquidation basis of accounting due to the Partnership receiving notification from Consolidated Capital Institutional Properties/2 ("CCIP/2"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan Agreement and to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership does not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor does Concap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership is currently experiencing. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Note B - Casualty Event

In April 1999, one of the Partnership's residential properties, Village Brooke, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of March 31, 2002, approximately $11,302,000 in insurance proceeds have been received. These proceeds were used to repay the first mortgage and to pay down the Master Loan. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed in the first quarter of 2003. The ultimate remaining insurance proceeds to be received is currently being disputed by the insurance carrier and the Partnership. The Partnership's General Partner is working with the insurance companies to resolve this matter.

Note C - Adjustment to Liquidation Basis of Accounting

At March 31, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $301,945,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                                   Increase in
                                                                   Net Assets
                                                                 (in thousands)
 Adjustment of book value of property and
   improvements to estimated net realizable value                   $ 19,560
 Adjustment for estimated net realizable value of
   investment in affiliated partnerships                               1,371
 Adjustment of master loan and accrued interest to
   estimated settlement amount                                       281,469
 Adjustment of other assets and liabilities, net                        (455)
 Decrease in net liabilities                                        $301,945

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                                    Estimated
                                                      Ownership   Net Realizable
Partnership                    Type of Ownership      Percentage      Value

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%          $ 47
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%            27
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%         1,297
                                                                     $1,371

Prior to the adoption of the liquidation basis of accounting, the Partnership did not recognize an investment in these affiliated partnerships in its consolidated financial statements as these investment balances had been reduced to zero as a result of the receipt of distributions from the affiliated partnerships in prior periods exceeding the investment balance of the Partnership. However, due to the adoption of the liquidation basis of accounting, the investments in these affiliated partnerships have been valued at their estimated fair value and included in the Consolidated Statement of Net Liabilities in Liquidation as of March 31, 2002.

Note E - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the three months ended March 31, 2002 and 2001. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $61,000 for both of the three months ended March 31, 2002 and 2001, which is included in operating expenses.

An affiliate of the General Partner received investment advisory fees amounting to approximately $11,000 and $5,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expense.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $56,000 and $39,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating, general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $16,000 for the three months ended March 31, 2002. No such fees were owed for the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $106,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000 for the three months ended March 31, 2001. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of $9,000 during the three months ended March 31, 2001. These funds were received from distributions from three affiliated partnerships. CCEP/2 made no principle or interest payments during the three months ended March 31, 2002.

Note F - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balance at March 31, 2002 (prior to adoption of the liquidation basis of accounting) and December 31, 2001, are approximately $297,312,000 and $289,142,000, respectively.

Until the deeds in lieu of foreclosure are executed, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to CCIP/2 under the terms of the Master Loan Agreement.

The General Partner has been in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 has decided to foreclose on the properties that collaterize the Master Loan. During the three months ended March 31, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 will begin the process of executing deeds in lieu of foreclosure during the second quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt (see "Note B"), will be executed at a later date. As the deeds are executed, title in the properties currently owned by the Partnership will be vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When the Partnership no longer has title to the properties, it will be dissolved.

During the three months ended March 31, 2002, CCIP/2 advanced approximately $831,000 on the Master Loan to the Partnership to cover reconstruction costs of Village Brook Apartments. Subsequent to March 31, 2002, CCIP/2 advanced approximately $1,586,000 on the Master Loan to the Partnership to cover additional reconstruction costs of Village Brook Apartments.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $3,652,000 as compared to net income for three months ended March 31, 2001 of approximately $731,000. The increase in net income is due primarily to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in the reduction of impairment loss on the investment in the Master Loan partially offset by a decrease in interest income on the investment in the Master Loan. Interest income on the investment in the Master Loan decreased as a result of a decrease in excess cash flow payments received from CCEP/2. The decrease in total expenses is due to a decrease in general and administrative expenses.

General and administrative expenses decreased for the three months ended March 31, 2002, primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $109,000 as compared to approximately $1,592,000 at March 31, 2001. The decrease in cash and cash equivalents of approximately $272,000 from December 31, 2001 is due to approximately $831,000 and $34,000 of cash used in investing and operating activities, respectively, which was partially offset by approximately $593,000 of cash provided by financing activities. Cash used in investing activities consisted of advances on the Master Loan. Cash provided by financing activities consisted of loans from an affiliate of the General Partner partially offset by payments on the loan from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" below for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Refinancing (1)       $ --             $ --            $1,299           $ 1.43

(1)   Proceeds from refinancing of CCEP/2 properties.

Until the deeds in lieu of foreclosure are executed, future cash distributions will depend on CCEP/2's ability to make payments on the account of the Master Loan and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit any distributions to its partners during the remainder of 2002 or subsequent periods.

During the three months ended March 31, 2002, no principal payments on the Master Loan were received by the Partnership. The principal payments on the Master Loan were not made due to CCEP/2's negative cash flow for the three months ended March 31, 2002. During the three months ended March 31, 2001, the Partnership received approximately $9,000 as principal payments on the Master Loan consisting of required cash flow payments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

CCIP/2 has decided to foreclose on the properties that collaterize the Master Loan. During the three months ended March 31, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 will begin the process of executing deeds in lieu of foreclosure during the second quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds are executed, title in the properties currently owned by CCEP/2 will be vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When CCEP/2 no longer has title to the properties, it will be dissolved.

As a result of the decision to liquidate, CCEP/2 changed its basis of accounting for its financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner of CCEP/2 as of the date of the consolidated financial statements.

CCEP/2 had a net loss of approximately $7,313,000 and $6,712,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in net loss was primarily due to an increase in total expenses. Total revenues remained constant during this period.

The increase in total expenses was due primarily to an increase in interest expense. Interest expense increased due to additional advances from the Master Loan. CCEP/2 recognizes interest expense on the New Master Loan Agreement obligation according to the note terms, although payments to the Partnership are required only to the extent of Excess Cash Flow, as defined therein. During the three months ended March 31, 2002, CCEP/2's consolidated statement of operations includes total interest expense attributable to the Master Loan of approximately $7,339,000, which represents interest accrued in excess of required payments. CCEP/2 is expected to continue to generate operating losses as a result of such interest accruals and non-cash charges for depreciation. During the three months ended March 31, 2002, $831,000 was advanced from CCIP/2 on the Master Loan. Additional advances of $1,586,000 have been made subsequent to March 31, 2002.

In April 1999, one of the CCEP/2's residential properties, Village Brooke, was completely destroyed by a tornado. It is currently estimated that the property sustained approximately $16,000,000 in damages. As of March 31, 2002, $11,302,000 in insurance proceeds have been received with additional insurance proceeds expected in the future. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. The General Partner began reconstruction on the property during the third quarter of 2001 and the project is expected to be completed in the first quarter of 2003. The ultimate remaining insurance proceeds to be received is currently being disputed by the insurance carrier and the Partnership. The Partnership's General Partner is working with the insurance companies to resolve this matter.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 431,293.70 limited partnership units in the Partnership representing 47.44% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 47.44% of the outstanding units, AIMCO is in a position to significantly influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  S-K Reference
                      Number            Description

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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