Form 10-Q
period 2002-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2002-08-14
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002


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
                                 BALANCE SHEETS
                          (in thousands, except unit data)



                                                             June 30,    December 31,
                                                               2002          2001
                                                               ----          ----
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                   $ 41          $ 381
   Accounts receivable                                             --           100
   Other assets                                                    21            21

   Investment in Master Loan to affiliate                      44,779        39,423
     Less: allowance for impairment loss                      (24,329)      (28,129)
                                                               20,450        11,294
                                                             $ 20,512      $ 11,796
Liabilities and Partners' (Deficit) Capital
Liabilities
   Due to affiliates                                         $ 5,223         $ --
   Other liabilities                                               61            45
   Distributions payable                                          141           141
                                                                5,425           186
Partners' (Deficit) Capital
   General partner                                               (372)          (407)
   Limited partners (909,123.60 units issued and
     outstanding)                                              15,459        12,017
                                                               15,087        11,610
                                                             $ 20,512      $ 11,796


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

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)




                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                 2002        2001        2002       2001
                                                 ----        ----        ----       ----
Revenues:
  Interest income on investment in Master
   Loan to affiliate                             $ --        $ --        $ 1       $ 904
  Reduction of provision for impairment
   loss                                              --          --      3,800         --
  Interest income on investments                     --           6         --         25
     Total revenues                                  --           6      3,801        929

Expenses:
  General and administrative                        127         151        271        343
  Interest                                           48          --         53         --
     Total expenses                                 175         151        324        343
       Net (loss) income                        $ (175)     $ (145)    $ 3,477     $ 586


Net (loss) income allocated to general
  partner (1%)                                   $ (2)       $ (1)       $ 35       $ 6
Net (loss) income allocated to limited
  partners (99%)                                   (173)       (144)     3,442        580

                                                $ (175)     $ (145)    $ 3,477     $ 586

Net (loss) income per limited partnership
  unit                                          $ (0.19)    $ (0.16)    $ 3.79     $ 0.64

Distribution per limited partnership unit        $ --       $ 1.24       $ --      $ 2.67


                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047
                                       =======          ==        =======      =======

Partners' (deficit) capital
   at December 31, 2000                909,124        $ (421)    $ 13,038     $ 12,617

Net income for the six months
   ended June 30, 2001                      --             6          580          586

Distributions to partners                   --            --       (2,428)      (2,428)

Partners' (deficit) capital
   at June 30, 2001                    909,124        $ (415)    $ 11,190     $ 10,775

Partners' (deficit) capital
   at December 31, 2001                909,124        $ (407)    $ 12,017     $ 11,610

Net income for the six months
   ended June 30, 2002                      --            35        3,442        3,477

Partners' (deficit) capital at
   June 30, 2002                       909,124        $ (372)    $ 15,459     $ 15,087

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                  2002          2001
                                                                  ----          ----
Cash flows from operating activities:
  Net income                                                    $ 3,477         $ 586
  Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
     Reduction of provision for impairment loss                  (3,800)            --
     Change in accounts:
      Accounts receivable                                           100             --
      Accounts payable                                               --             (1)
      Due to affiliates                                              53             --
      Other liabilities                                              16             18
        Net cash (used in) provided by operating
         activities                                                (154)           603

Cash flows from investing activities:
  Advances on Master Loan                                        (5,408)            --
  Principal receipts on Master Loan                                  52             72
        Net cash (used in) provided by investing
         activities                                              (5,356)            72

Cash flows from financing activities:
  Proceeds from advances from affiliates                          5,270             --
  Principal payments on advances from affiliates                   (100)            --
  Distributions to partners                                          --         (2,428)
        Net cash provided by (used in) financing
         activities                                               5,170         (2,428)

Net decrease in cash and cash equivalents                          (340)        (1,753)

Cash and cash equivalents at beginning of period                    381          2,143

Cash and cash equivalents at end of period                        $ 41          $ 390


                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The General Partner is a subsidiary of Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement (the "Agreement") provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of partnership activities.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $197,000 and $252,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership approximately $5,270,000 during the six months ended June 30, 2002 so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note C") to assist in the reconstruction of Glenbridge Manor Apartments (formerly known as Village Brook Apartments). Of this $5,270,000, the Partnership paid approximately $100,000 in principal payments during the six months ended June 30, 2002. Interest is charged at the prime rate plus 2%. Interest expense was approximately $53,000 for the six months ended June 30, 2002.

Note C - Net Investment in Master Loan

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), a California general partnership. The general partner of CCEP/2 is an affiliate of the General Partner. The Partnership loaned funds to CCEP/2 subject to a non-recourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and are owned by, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2").

At June 30, 2002, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the six months ended June 30, 2002, the Partnership recorded approximately $3,800,000 in income based upon an increase in the fair value of the collateral. The increase in the fair value of the collateral is due to the reconstruction of Glenbridge Manor Apartments. For the six month period ended June 30, 2001, there was no change in the fair value of the collateral and accordingly no income was recognized.

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

The principal balance of the Master Loan due to the Partnership totaled approximately $44,779,000 at June 30, 2002. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $14,780,000 and $12,438,000 for the six months ended June 30, 2002 and 2001, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. At June 30, 2002 and December 31, 2001, such cumulative unrecognized interest totaled approximately $264,499,000 and $249,719,000 and was not included in the balance of the investment in Master Loan. The allowance for possible losses totaled approximately $24,329,000 and $28,129,000 at June 30, 2002 and December 31, 2001, respectively.

During the six months ended June 30, 2002, the Partnership advanced approximately $5,408,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. During the six months ended June 30, 2002 and 2001, the Partnership received approximately $52,000 and $72,000, respectively, as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner has decided to foreclose on the properties that collaterize the Master Loan. During the six months ended June 30, 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner began the process of executing deeds in lieu of foreclosure during the second quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds are executed, title in the properties currently owned by CCEP/2 will be vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership will become responsible for the operations of such properties.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

                             June 30, 2002 and 2001

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                             $ 1,342
   Receivables and deposits                                                  224
   Restricted escrows                                                        105
   Other assets                                                               90
   Investment in affiliated partnerships (Note D)                          1,371
   Investment properties                                                  36,414
                                                                          39,546
Liabilities
Liabilities
   Accounts payable                                                        2,262
   Accrued property taxes                                                    363
   Tenant security deposit liabilities                                       109
   Other liabilities                                                         202
   Mortgage notes payable                                                 15,900
   Master loan and interest payable                                       20,710
                                                                          39,546

Net liabilities in liquidation                                            $ --

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
        CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)

                        Three Months Ended June 30, 2002




Net liabilities in liquidation at March 31, 2002                          $ --

Changes in net liabilities in liquidation attributed to:
  Increase in cash and cash equivalents                                      616
  Increase in receivables and deposits                                        20
  Decrease in other assets                                                   (45)
  Increase in investment properties                                        4,934
  Increase in accounts payable                                              (892)
  Decrease in accrued property taxes                                          50
  Increase in tenant security deposits                                        (2)
  Decrease in other liabilities                                               88
  Decrease in mortgage notes payable                                          98
  Increase in Master Loan and interest payable                            (4,867)
                                                                   -      ------

Net liabilities in liquidation at June 30, 2002                           $ --
                                                                           ===

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                   (in thousands)


                                                                        December 31,
                                                                            2001
                                                                           (Note)
Assets
   Cash and cash equivalents                                              $ 1,307
   Receivables and deposits                                                    210
   Restricted escrows                                                          104
   Other assets                                                                416
   Investment properties:
      Land                                                                   2,731
      Buildings and related personal property                               20,617
                                                                      --    ------
                                                                            23,348
      Less accumulated depreciation                                        (13,615)
                                                                       -   -------
                                                                             9,733
                                                                          $ 11,770
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 328
   Accrued property taxes                                                      535
   Tenant security deposit liabilities                                         109
   Other liabilities                                                           194
   Mortgage notes                                                           16,094
   Master loan and interest payable                                        289,142
                                                                      -    -------
                                                                           306,402
Partners' Deficit
   General partner                                                           (2,932)
   Limited partners                                                       (291,700)
                                                                          --------
                                                                          (294,632)
                                                                          $ 11,770


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

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (in thousands)



                                                     Three Months Ended    Six Months Ended
                                                   March 31,    June 30,       June 30,
                                                      2002        2001           2001

Revenues:
   Rental income                                    $ 1,124     $ 1,131         $ 2,257
   Other income                                         132         184             317
      Total revenues                                  1,256       1,315           2,574

Expenses:
   Operating                                            428         432             912
   General and administrative                            76          31             111
   Depreciation                                         301         297             590
   Interest                                           7,652       6,984          13,984
   Property taxes                                       112         106             224
      Total expenses                                  8,569       7,850          15,821

Net loss                                            $(7,313)    $(6,535)       $(13,247)

Net loss allocated to general partner (1%)           $ (73)      $ (65)         $ (132)

Net loss allocated to limited partners (99%)         (7,240)     (6,470)        (13,115)
                                                    $(7,313)    $(6,535)       $(13,247)


            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
    CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)



                                        General           Limited
                                        Partner          Partners           Total

Partners' deficit at
   December 31, 2000                    $(2,670)         $(265,744)       $(268,414)

Net loss for the six months
   ended June 30, 2001                     (132)           (13,115)         (13,247)

Partners' deficit at
   June 30, 2001                        $(2,802)         $(278,859)       $(281,661)

Partners' deficit at
   December 31, 2001                    $(2,932)         $(291,700)       $(294,632)

Net loss for the three months
   ended March 31, 2002                     (73)            (7,240)          (7,313)

Partners' deficit at
   March 31, 2002                       $(3,005)         $(298,940)        (301,945)

Adjustment to liquidation basis
   (Note C)                                                                 301,945

Net liabilities in liquidation
   at March 31, 2002                                                        $ --


            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                            Three Months       Six Months
                                                                Ended            Ended
                                                           March 31, 2002    June 30, 2001

Cash flows from operating activities:
  Net loss                                                    $ (7,313)         $(13,247)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                  301               590
     Amortization of loan costs                                      5                21
     Change in accounts:
      Receivables and deposits                                       6               245
      Other assets                                                (179)              (55)
      Accounts payable                                             487                27
      Accrued property taxes                                      (122)             (157)
      Tenant security deposit liabilities                           (2)                5
      Other liabilities                                             96               (24)
      Interest on Master Loan                                    7,339            12,438

        Net cash provided by (used in) operating
          activities                                               618              (157)

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (1)              298
  Property improvements and replacements                        (1,933)             (762)
        Net cash used in investing activities                   (1,934)             (464)

Cash flows from financing activities:
  Advances on Master Loan                                          831                --
  Principal payments on mortgage notes payable                     (96)             (172)
  Principal payments on Master Loan                                 --               (72)
         Net cash provided by (used in) financing
          activities                                               735              (244)

Net decrease in cash and cash equivalents                         (581)             (865)

Cash and cash equivalents at beginning of period                 1,307             2,972

Cash and cash equivalents at end of period                      $ 726           $ 2,107

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 306           $ 1,507

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                      $ 985             $ --


At March 31, 2002 and December 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $430,000.

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") adopted the liquidation basis of accounting due to the Partnership receiving notification from Consolidated Capital Institutional Properties/2 ("CCIP/2"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan Agreement and to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership does not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor does Concap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership is currently experiencing. Upon completion of the execution of the deeds in lieu of foreclosure, the Partnership will cease to exist as a going concern and will be dissolved. The General
Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with completing the liquidation and estimated operations of the investment properties. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Note B - Casualty Event

In April 1999, one of the Partnership's residential properties, Glenbridge Manor Apartments (formerly known as Village Brooke), was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of June 30, 2002, $11,302,000 in insurance proceeds have been received. These proceeds were used to repay the first mortgage and to pay down the Master Loan. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed in the first quarter of 2003. The ultimate remaining insurance proceeds to be received is currently being disputed by the insurance carrier and the Partnership. The Partnership is seeking an additional $3,500,000, however, there can be no assurance that any additional amounts will be received. The Partnership's General Partner is working with the insurance companies to resolve this matter.

Note C - Adjustment to Liquidation Basis of Accounting

At March 31, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $301,945,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                                  Increase in
                                                                   Net Assets
                                                                   ----------
                                                                 (in thousands)
 Adjustment of book value of property and
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

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:


                                                                        Estimated
                                                      Ownership       Net Realizable
Partnership                    Type of Ownership      Percentage          Value

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%              $ 47
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%                 27
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%              1,297
                                                                           -----
                                                                          $1,371

Prior to the adoption of the liquidation basis of accounting, the Partnership did not recognize an investment in these affiliated partnerships in its consolidated financial statements as these investment balances had been reduced to zero as a result of the receipt of distributions from the affiliated partnerships in prior periods exceeding the investment balance of the Partnership. However, due to the adoption of the liquidation basis of accounting, the investments in these affiliated partnerships have been valued at their estimated fair value and included in the Consolidated Statement of Net Liabilities in Liquidation as of June 30, 2002.

Note E - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the six months ended June 30, 2002 and 2001. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $125,000 and $124,000 for the six months ended June 30, 2002 and 2001, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $19,000 and $43,000 for the six months ended June 30, 2002 and 2001, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $97,000 and $85,000 for the six months ended June 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $16,000 and $1,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $106,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000 for the six months ended June 30, 2001. CCEP/2 made no interest payments during the six months ended June 30, 2002. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of $52,000 and $72,000 during the six months ended June 30, 2002 and 2001, respectively. These funds were received from distributions from three affiliated partnerships.

Note F - Master Loan and Accrued Interest Payable

Prior to the adjustments for the liquidation basis, the Master Loan principal and accrued interest payable balances at June 30, 2002 was approximately $308,729,000. At December 31, 2001, the Master Loan principal and accrued interest payable balance was approximately $289,142,000.

Until the deeds in lieu of foreclosure are executed, interest will accrue at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties are paid to CCIP/2 under the terms of the Master Loan Agreement.

The General Partner has been in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 has decided to foreclose on the properties that collaterize the Master Loan. During the six months ended June 30, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 began the process of executing deeds in lieu of foreclosure during the second quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt (see "Note B"), will be executed at a later date. As the deeds are executed, title in the properties currently owned by the Partnership will be vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When the Partnership no longer has title to the properties, it will be dissolved.

During the six months ended June 30, 2002, CCIP/2 advanced approximately $5,408,000 on the Master Loan to the Partnership to cover reconstruction costs of Glenbridge Manor Apartments.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 and 2001 was approximately $3,477,000 and $586,000, respectively. The Partnership's net loss for the three months ended June 30, 2002 and 2001 was approximately $175,000 and $145,000, respectively. Net income increased for the six months ended June 30, 2002 primarily due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in the reduction of impairment loss on the investment in the Master Loan partially offset by a decrease in interest income on the investment in the Master Loan and a decrease in interest income. Interest income on the investment in the Master Loan decreased as a result of a decrease in excess cash flow payments received from CCEP/2. Interest income on investments decreased primarily due to a decrease in the balance maintained in interest bearing cash accounts.

The decrease in total expenses for the six months ended June 30, 2002, is due to a decrease in general and administrative expense offset by an increase in interest expense. Interest expense increased due to accrued interest on loans advanced by the General Partner during 2002.

The net loss for the three months ended June 30, 2002 increased due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to an increase in interest expense, offset by a decrease in general and administrative expenses. Interest expense increased due to accrued interest on loans advanced by the General Partner during 2002.

General and administrative expenses decreased for the three and six months ended June 30, 2002 due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in the general and administrative expenses for the three and six months ended June 30, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $41,000 as compared to approximately $390,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $340,000 for the six months ended June 30, 2002, from the Partnership's calendar year end is due to approximately $5,356,000 and $154,000 of cash used in investing and operating activities, respectively, which was partially offset by approximately $5,170,000 of cash provided by financing activities. Cash used in investing activities consisted of advances on the Master Loan slightly offset by principal receipts on the Master Loan. Cash provided by financing activities consisted of loans from an affiliate of the General Partner partially offset by payments on the loan from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                         Ended        Partnership         Ended         Partnership
                     June 30, 2002        Unit        June 30, 2001         Unit

Refinancing (1)          $ --             $ --            $1,299           $ 1.43
Surplus cash (2)            --               --            1,129             1.24
                         $ --             $ --            $2,428           $ 2.67

(1)   Proceeds from refinancing of CCEP/2 properties.

(2)   Receipt of interest income on Master Loan.

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

During the six months ended June 30, 2002 and 2001, the Partnership received approximately $52,000 and $72,000, respectively, as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

CCEP/2 Property Operations

CCIP/2 has decided to foreclose on the properties that collaterize the Master Loan. During the six months ended June 30,2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 began the process of executing deeds in lieu of foreclosure during the second quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds are executed, title in the properties currently owned by CCEP/2 will be vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When CCEP/2 no longer has title to the properties, it will be dissolved.

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

During the three months ended June 30, 2002, the net change in liabilities remained constant, but was affected by an increase in cash and cash equivalents, investment properties, and the Master Loan and interest. The increase in cash and cash equivalents is primarily due to the operating cash generated by the Partnership's investment properties and advances on the Master Loan from CCIP/2. The increase in the investment properties is due to fixed asset additions. The increase in the Master Loan is due to the advances received and the increases in interest payable due on the Master Loan.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 449,585.80 limited partnership units in the Partnership representing 49.48% of the outstanding units at June 30,2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $6.00 per Unit expired. Pursuant to this offer, AIMCO acquired 18,203.80 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.48% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Investment in Master Loan to Affiliated and Interest Income Recognition

The investment in the Master Loan is evaluated for impairment based upon the fair value of the collateral properties as the collateral is the sole basis of repayment of the loan. The fair value of the collateral properties is determined by either an appraisal from an independent third party or by using the net operating income of each collateral property, capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition and other factors, less the value of the first mortgage loans on each collateral property which are superior to the Master Loan. If the fair value of a collateral property increases or decreases for other than temporary conditions, than the allowance on the Master Loan is adjusted appropriately.

The investment in the Master Loan is considered to be impaired under Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan". Due to this impairment, interest income is recognized on the cash basis of accounting.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

     Exhibit  3(a),   Certificates  of  Limited  Partnership   (incorporated  by
          reference to Registration Statement of Partnership (File No. 2-83540) filed July 22, 1983, as amended to date).

     Exhibit 3(b), Agreement of Limited Partnership (Exhibit A to the Prospectus of Registrant dated May 6, 1983, is incorporated herein by reference).

     Exhibit 3(c), Fourth Amendment to Amended and Restated Limited Partnership Agreement of Consolidated Capital Institutional Properties/2 (Exhibit
          3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference).

     Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.