Form 10-Q
period 2002-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2002-11-14
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                          September 30,  December 31,
                                                               2002          2001
                                                           (Unaudited)       (Note)
Assets
   Cash and cash equivalents                                  $ 121          $ 381
   Accounts receivable                                            547           100
   Restricted escrows                                              96            --
   Other assets                                                    21            21
   Investment in affiliated partnerships                          899            --

   Investment properties                                       26,946            --

   Investment in Master Loan to affiliate                      10,222        39,423
     Less: allowance for impairment loss                           --       (28,129)
                                                               10,222        11,294
                                                             $ 38,852      $ 11,796
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                            $ 15          $ --
   Other liabilities                                              245            45
   Distributions payable                                          141           141
   Accrued property taxes                                         315            --
   Due to affiliate                                             6,798            --
   Tenant security deposit liabilities                            104            --
   Mortgage notes payable                                      16,603            --
                                                               24,221           186
Partners' (Deficit) Capital
   General partner                                               (377)          (407)
   Limited partners (909,123.60 units issued and
     outstanding)                                              15,008        12,017
                                                               14,631        11,610
                                                             $ 38,852      $ 11,796

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

                       See Accompanying Notes to Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   2002        2001        2002       2001
Revenues:
  Rental income                                    $ 382       $ --       $ 382       $ --
  Other income                                         54          --         54         --
  Interest income on investments in Master
    Loan                                               --          --          1        904
  Reduction of provision for impairment loss           --       1,000      3,800      1,000
  Interest income                                      --           2         --         27
     Total revenues                                   436       1,002      4,237      1,931

Expenses:
  Operating                                           109          --        109         --
  General and administrative                          133         132        404        475
  Depreciation                                         63          --         63         --
  Interest                                            204          --        257         --
  Property taxes                                       40          --         40         --
     Total expenses                                   549         132        873        475

(Loss) income from continuing operations             (113)        870      3,364      1,456
Loss on foreclosure of real estate                   (343)         --       (343)        --
Net income                                        $ (456)      $ 870     $ 3,021    $ 1,456

Net (loss) income allocated to general
  partner (1%)                                     $ (5)        $ 9        $ 30       $ 15
Net (loss) income allocated to limited
  partners (99%)                                     (451)        861      2,991      1,441
                                                  $ (456)      $ 870     $ 3,021    $ 1,456

Net (loss) income per limited partnership unit:
    (Loss) income from continuing operations      $ (0.12)    $ 0.95      $ 3.66     $ 1.59
    Loss on foreclosure of real estate              (0.37)         --      (0.37)        --
                                                  $ (0.49)    $ 0.95      $ 3.29     $ 1.59

Distribution per limited partnership unit          $ --        $ --        $ --      $ 2.67

                       See Accompanying Notes to Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                    STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficit) capital
   at December 31, 2000                909,124        $ (421)    $ 13,038     $ 12,617

Net income for the nine months
   ended September 30, 2001                 --            15        1,441        1,456

Distributions to partners                   --            --       (2,428)      (2,428)

Partners' (deficit) capital
   at September 30, 2001               909,124        $ (406)    $ 12,051     $ 11,645

Partners' (deficit) capital
   at December 31, 2001                909,124        $ (407)    $ 12,017     $ 11,610

Net income for the nine months
   ended September 30, 2002                 --            30        2,991        3,021

Partners' (deficit) capital at
   September 30, 2002                  909,124        $ (377)    $ 15,008     $ 14,631

                       See Accompanying Notes to Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2002          2001
Cash flows from operating activities:
  Net income                                                    $ 3,021        $ 1,456
  Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
     Reduction of provision for impairment loss                  (3,800)        (1,000)
     Depreciation                                                    63             --
     Loss on foreclosure of real estate                             343             --
     Change in accounts:
      Receivables and deposits                                     (201)            --
      Other assets                                                    1             --
      Accounts payable                                               11             (1)
      Accrued property taxes                                         40             --
      Due to affiliates                                             354             --
      Other liabilities                                              79             26
        Net cash (used in) provided by operating
         activities                                                 (89)           481

Cash flows from investing activities:
  Advances on Master Loan                                        (6,781)            --
  Principal receipts on Master Loan                                  88            336
  Property improvements and replacements                             (9)            --
  Investments in affiliated partnerships                             19             --
        Net cash (used in) provided by investing
         activities                                              (6,683)           336

Cash flows from financing activities:
  Advances from affiliates                                        6,644             --
  Principal payments on advances from affiliates                   (100)            --
  Distributions to partners                                          --         (2,428)
  Principal payments on mortgage notes payable                      (32)            --
        Net cash provided by (used in) financing
         activities                                               6,512         (2,428)

Net decrease in cash and cash equivalents                          (260)        (1,611)
Cash and cash equivalents at beginning of period                    381          2,143

Cash and cash equivalents at end of period                       $ 121          $ 532

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 101          $ --

                       See Accompanying Notes to Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                 (in thousands)

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the nine months ended September 30, 2002, Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments were foreclosed upon by the Partnership. In connection with these foreclosures, the following accounts were adjusted by the non-cash amounts noted below:


                                                            2002

                  Accounts receivable                      $ (346)
                  Master Loan                               11,565
                  Restricted escrows                           (96)
                  Other assets                                  (1)
                  Investment properties                    (27,000)
                  Investment in affiliated
                    partnerships                              (918)
                  Accounts payable                               4
                  Tenant security deposit
                    liabilities                                104
                  Accrued property taxes                       275
                  Other liabilities                            121
                  Mortgage notes payable                    16,635
                  Loss on foreclosure of
                    real estate                             $ 343

                       See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Net Investment in Master Loan and Loss on Foreclosure Real Estate

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterize the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the nine months ended September 30, 2002 the Partnership assumed responsibility for the operations of such properties.

The following table sets forth the Partnership's non-cash activities during the nine months ended September 30, 2002 with respect to the foreclosure of Canyon Crest Apartments, Highcrest Townhomes and Windemere Apartments:

             Investment properties (a)                        $ 27,000
             Investments in affiliated partnerships (b)            918
             Mortgage notes payable (c)                        (16,635)
             Master loan, net of allowance (d)                 (11,565)
             Other liabilities received, net of
               other assets assumed                                (61)

             Loss on foreclosure of real estate                $ (343)

(a) Amount represents the estimated fair value of the properties. The fair value was determined by an appraisal obtained in September 2000 from an independent third party which have been updated by management using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property and adjusted by management for current market conditions, physical condition of each respective property, and other factors.

(b)   See Note D.

(c) Amount represents the present value of the mortgages encumbering the investment properties discounted at a rate currently available to the Partnership.

(d) Amount represents the amount of the Master Loan associated with the three properties of $35,894 net of the allowance for impairment loss of $24,329.

Proforma results of operations assuming the foreclosure of Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments occurred at January 1, 2001 are as follows (in thousands, except per unit data):

                     Three Months Ended September 30,  Nine Months Ended September 30,
                          2002             2001             2002             2001

Revenues                 $1,215           $1,262           $3,725           $3,752
Net income                  (41)              70               35               29

Net income per
  limited
  partnership
  unit                   $(0.04)          $ 0.08           $ 0.04           $ 0.03

At September 30, 2002, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. For the nine months ended September 30, 2002, the Partnership recorded approximately $3,800,000 in income based upon an increase in the fair value of the collateral. The increase in the fair value of the collateral is due to the reconstruction of Glenbridge Manor Apartments. For the nine month period ended September 30, 2001, there was no change in the fair value of the collateral and accordingly no income was recognized.

The fair value of the remaining  collateral  property,  which secures the Master
Loan  is  based  on  the  cost  of  reconstruction   which  management  believes
approximates the fair value.

The principal balance of the Master Loan due to the Partnership totaled approximately $10,222,000 at September 30, 2002. This amount represents the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $19,096,000 for the nine months ended September 30, 2002. Interest income is recognized on the cash basis in accordance with SFAS 114. At September 30, 2002 and December 31, 2001, such cumulative unrecognized interest totaled approximately $268,815,000 and $249,719,000, respectively, and was not included in the balance of the investment in Master Loan. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership for those properties which were foreclosed on during the third quarter of 2002.

During the nine months ended September 30, 2002, the Partnership advanced approximately $6,781,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. During the nine months ended September 30, 2002 and 2001, the Partnership received approximately $88,000 and $366,000, respectively, as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

Note C - Related Party Transactions

CCIP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCIP/2 paid property management fees based upon collected gross rental revenues for property management services for the nine months ended September 30, 2002. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCIP/2's activities.

During the nine months ended September 30, 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $13,000 for the nine months ended September 30, 2002 which is included in operating expense. No fees were paid in 2001.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $296,000 and $351,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership approximately $6,644,000 during the nine months ended September 30, 2002 so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Of this $6,644,000, the Partnership paid approximately $100,000 in principal payments during the nine months ended September 30, 2002. Interest is charged at the prime rate plus 2%. Interest expense was approximately $155,000 for the nine months ended September 30, 2002.

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                                    Estimated
                                                      Ownership   Net Realizable
Partnership                    Type of Ownership      Percentage      Value

Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%         $ 47
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%           27
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%          825
                                                                     $ 899

These investments were assumed during the foreclosure of investment properties from CCEP/2 (see "Note B") and are accounted for on the equity method of accounting. Subsequent to the foreclosure, the Partnership received a distribution of approximately $19,000 from one of the affiliated partnerships.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                           September 30, 2002 and 2001

                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2002



Assets
   Cash and cash equivalents                                              $ 513
   Receivables and deposits                                                 212
   Other assets                                                              73
   Investment property                                                   12,823
                                                                         13,621
Liabilities
Liabilities
   Accounts payable                                                       3,275
   Accrued property taxes                                                    34
   Tenant security deposit liabilities                                        6
   Other liabilities                                                         52
   Master loan and interest payable                                      10,254
                                                                         13,621

Net liabilities in liquidation                                             $ --

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                       Six Months Ended September 30, 2002




Net liabilities in liquidation at March 31, 2002                          $ --

Changes in net liabilities in liquidation attributed to:
  Decrease in cash and cash equivalents                                    (213)
  Increase in receivables and deposits                                        8
  Decrease in restricted escrows                                           (105)
  Decrease in other assets                                                  (62)
  Decrease in investments in affiliated partnerships                     (1,371)
  Decrease in investment properties                                     (18,657)
  Increase in accounts payable                                           (1,905)
  Decrease in accrued property taxes                                        379
  Decrease in tenant security deposits                                      101
  Decrease in other liabilities                                             238
  Decrease in mortgage notes payable                                     15,998
  Decrease in Master Loan and interest payable                            5,589

Net liabilities in liquidation at September 30, 2002                      $ --

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

                See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                    Three Months Ended      Nine Months Ended
                                                 March 31,   September 30,    September 30,
                                                    2002          2001             2001
Revenues:
   Rental income                                  $ 1,124       $ 1,162          $ 3,419
   Other income                                       132           539               856
      Total revenues                                1,256         1,701             4,275

Expenses:
   Operating                                          428           444             1,356
   General and administrative                          76           108               219
   Depreciation                                       301           291               881
   Interest                                         7,652         6,970            20,954
   Property taxes                                     112           103               327
      Total expenses                                8,569         7,916            23,737

Net loss                                          $(7,313)      $(6,215)         $(19,462)

Net loss allocated to general partner (1%)         $ (73)        $ (62)           $ (195)

Net loss allocated to limited partners (99%)       (7,240)       (6,153)          (19,267)

                                                  $(7,313)      $(6,215)         $(19,462)

                See Accompanying Notes to Consolidated Financial Statements


                 CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
   CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)


                                        General           Limited
                                        Partner          Partners           Total

Partners' deficit at
   December 31, 2000                    $(2,670)         $(265,744)       $(268,414)

Net loss for the nine months
   ended September 30, 2001                (195)           (19,267)         (19,462)

Partners' deficit at
   September 30, 2001                   $(2,865)         $(285,011)       $(287,876)

Partners' deficit at
   December 31, 2001                    $(2,932)         $(291,700)       $(294,632)

Net loss for the three months
   ended March 31, 2002                     (73)            (7,240)          (7,313)

Partners' deficit at
   March 31, 2002                       $(3,005)         $(298,940)        (301,945)

Adjustment to liquidation basis
   (Note C)                                                                 301,945

Net liabilities in liquidation
   at March 31, 2002                                                        $ --

                See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Three Months      Nine Months
                                                               Ended             Ended
                                                           March 31, 2002  September 30, 2001
Cash flows from operating activities:
  Net loss                                                    $ (7,313)         $(19,462)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                  301               881
     Amortization of loan costs                                      5                24
     Change in accounts:
      Receivables and deposits                                       6                70
      Other assets                                                (179)              (29)
      Accounts payable                                             487                15
      Accrued property taxes                                      (122)             (133)
      Tenant security deposit liabilities                           (2)               (1)
      Other liabilities                                             96               (42)
      Interest on Master Loan                                    7,339            19,096
        Net cash provided by operating activities                  618               419

Cash flows from investing activities:
  Insurance proceeds received                                       --               172
  Net (deposits to) withdrawals from restricted escrows             (1)              303
  Property improvements and replacements                        (1,933)           (1,235)
        Net cash used in investing activities                   (1,934)             (760)

Cash flows from financing activities:
  Loan costs paid                                                   --               (29)
  Advances on Master Loan                                          831                --
  Principal payments on mortgage notes payable                     (96)             (264)
  Principal payments on Master Loan                                 --              (336)
        Net cash provided by (used in) financing
          activities                                               735              (629)

Net decrease in cash and cash equivalents                         (581)             (970)

Cash and cash equivalents at beginning of period                 1,307             2,972
Cash and cash equivalents at end of period                     $ 726            $ 2,002

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 306            $ 1,817

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                     $ 985              $ --

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

                See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Institutional Properties/2 ("CCIP/2"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan Agreement and to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000. The Partnership does not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor does Concap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership is currently experiencing. Upon completion of the execution of the deeds in lieu of foreclosure, the Partnership will cease to exist as a going concern and will be dissolved. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Master Loan and Accrued Interest Payable

The General Partner had been in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 decided to foreclose on the properties that collaterize the Master Loan. During the nine months ended September 30, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt (see "Note C"), will be executed at a later date. As the deeds were executed, title in the properties previously owned by the Partnership were vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. As a result, during the nine months ended September 30, 2002, CCIP/2 assumed responsibility for the operations of such properties. When the Partnership no longer has title to the remaining property, the Partnership will be dissolved.

Subsequent to the foreclosure, the Master Loan principal and accrued interest payable balances at September 30, 2002 was approximately $10,254,000. As a result of the foreclosure, the additional amounts owed under the Master Loan were forgiven on the properties that were foreclosed upon. At December 31, 2001, the Master Loan principal and accrued interest payable balance was approximately $289,142,000.

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

During the nine months ended September 30, 2002, CCIP/2 advanced approximately $6,781,000 on the Master Loan to the Partnership to cover reconstruction costs of Glenbridge Manor Apartments.

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Glenbridge Manor Apartments, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of September 30, 2002, $11,302,000 in insurance proceeds have been received. These proceeds were used to repay the first mortgage and to pay down the Master Loan. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed in the first quarter of 2003. The ultimate remaining insurance proceeds to be received is currently being disputed by the insurance carrier and the Partnership. The Partnership is seeking an additional $3,500,000, however, there can be no assurance that any additional amounts will be received. The Partnership's General Partner is working with the insurance companies to resolve this matter.

Note D - Adjustment to Liquidation Basis of Accounting

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

Note E - Related Party Transactions

CCEP/2 has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. CCEP/2 paid property management fees based upon collected gross rental revenues for property management services for the nine months ended September 30, 2002 and 2001. The Partnership Agreement (the "Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCEP/2's activities.

Also, CCEP/2 is subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $171,000 and $187,000 for the nine months ended September 30, 2002 and 2001, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $27,000 and $51,000 for the nine months ended September 30, 2002 and 2001, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $146,000 and $401,000 for the nine months ended September 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $25,000 and $276,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $98,000 and $106,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000 for the nine months ended September 30, 2001. CCEP/2 made no interest payments during the nine months ended September 30, 2002. These payments were based upon the results of operations for the Partnership's properties. CCEP/2 made principal payments on the Master Loan of $88,000 and $336,000 during the nine months ended September 30, 2002 and 2001, respectively. These funds were received from distributions from three affiliated partnerships.

Note F - Investment in Affiliated Partnerships

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
                                                                    $1,371

Prior to the adoption of the liquidation basis of accounting, the Partnership did not recognize an investment in these affiliated partnerships in its consolidated financial statements as these investment balances had been reduced to zero as a result of the receipt of distributions from the affiliated partnerships in prior periods exceeding the investment balance of the Partnership. However, due to the adoption of the liquidation basis of accounting, the investments in these affiliated partnerships have been valued at their estimated fair value and included in the Consolidated Statement of Net Liabilities in Liquidation as of September 30, 2002. During the three months ended September 30, 2002 these investments were assigned to CCIP/2 as part of the foreclosure process of the assets of CCEP/2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                    Average Occupancy
      Property                                      2002         2001 (1)

      Canyon Crest Apartments                       91%          97%
         Littleton, Colorado
      Windemere Apartments                          88%          90%
         Houston, Texas
      Highcrest Townhomes                           95%          97%
         Wood Ridge, Illinois

(1) The Partnership foreclosed on the investment properties during the third quarter of 2002.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 and 2001 was approximately $3,021,000 and $1,456,000, respectively. The Partnership's net loss for the three months ended September 30, 2002 was approximately $456,000 compared to net income of approximately $870,000 for the corresponding period in 2001. Net income for the nine month period increased due to an increase in total revenues offset by the recognition of a loss on foreclosure and an increase in total expenses. The increase in total revenues is due to an increase in the reduction of provision for impairment loss on the investment in the Master Loan and the rental revenue of the foreclosed properties partially offset by a decrease in interest income on the investment in the Master Loan. Interest income on investments in the Master Loan was not recognized during 2002 due to no operating cash payments being received from CCEP/2. Total expenses increased due to operations of the foreclosed properties offset by a decrease in general and administrative expenses.

Net income for the three month period decreased due to an increase in total expenses and by the recognition of a loss on foreclosure and by a decrease in total revenue. Total expenses increased due to the operations of the foreclosed properties. Total revenue decreased due to a decrease in the reduction of provision for impairment loss on the investment in the Master Loan partially offset by the rental revenue of the foreclosed properties.

General and administrative expenses decreased for the nine months ended September 30, 2002 due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in the general and administrative expenses for the three and nine months ended September 30, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $121,000 as compared to approximately $532,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $260,000 for the nine months ended September 30, 2002, from the Partnership's calendar year end is due to approximately $6,683,000 and $89,000 of cash used in investing and operating activities, respectively, which was partially offset by approximately $6,512,000 of cash provided by financing activities. Cash used in investing activities consisted of advances on the Master Loan and property improvements and replacements slightly offset by principal receipts on the Master Loan and distributions from the investments in the affiliated partnerships. Cash provided by financing activities consisted of loans from an affiliate of the General Partner partially offset by payments on the loan from affiliates and principal payments on the mortgages encumbering the investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" below for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Canyon Crest Apartments: Approximately $14,000 is budgeted for the fourth quarter of 2002 for capital improvements at Canyon Crest Apartments, consisting primarily of floor covering replacements, appliance replacements, and plumbing improvements. The Partnership completed approximately $3,000 in capital expenditures at Canyon Crest Apartments as of September 30, 2002, consisting primarily of miscellaneous fixed assets. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments: Approximately $44,000 is budgeted for the fourth quarter of 2002 for capital improvements at Windemere Apartments, consisting primarily of floor covering, appliance and air conditioning replacements, and structural improvements. The Partnership completed approximately $6,000 in capital expenditures at Windemere Apartments as of September 30, 2002, consisting of appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes: Approximately $26,000 is budgeted for the fourth quarter of 2002 for capital improvements at Highcrest Townhomes, consisting primarily of floor covering, appliance, and roof replacements. The Partnership did not complete any improvements as of September 30, 2002. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $16,603,000 is being amortized over 240 months with balloon payments due in 2010 and 2011.

During the nine months ended September 30, 2002 and 2001, the Partnership received approximately $88,000 and $336,000, respectively, as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds are required to be transferred to the Partnership under the terms of the Master Loan.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):

                        Nine Months     Per Limited      Nine Months      Per Limited
                           Ended        Partnership         Ended         Partnership
                    September 30, 2002      Unit     September 30, 2001      Unit

Refinancing (1)            $ --             $ --           $1,299           $ 1.43
Surplus cash (2)              --               --           1,129             1.24
                           $ --             $ --           $2,428           $ 2.67

(1) Proceeds from refinancing of CCEP/2 properties.

(2) Receipt of interest income on Master Loan.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

CCEP/2 Property Operations

CCIP/2 has foreclosed on three of the four properties that collaterize the Master Loan (see "Note B"). During the nine months ended September 30, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When CCEP/2 no longer has title to the remaining property, it will be dissolved.

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

During the six month period from March 31, 2002 to September 30, 2002, the net change in liabilities remained constant, but was affected by an increase in cash and cash equivalents, investment properties, and the Master Loan and interest. The decrease in cash and cash equivalents is primarily due to the foreclosures, offset by operating cash generated by the Partnership's investment properties and advances on the Master Loan from CCIP/2. The decrease in the investment properties is due to the foreclosures offset by fixed asset additions. The decrease in the Master Loan is due to the foreclosures, offset by advances received on the Master Loan.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,006.60 limited partnership units in the Partnership representing 49.50% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.50% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties foreclosed upon during the third quarter of 2002 are recorded at fair market value, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment in Master Loan to Affiliates and Interest Income Recognition

The investment in the Master Loan is evaluated for impairment based upon the fair value of the collateral properties as the collateral is the sole basis of repayment of the loan. The fair value of the remaining collateral property is based on the cost of reconstruction which management believes approximates the fair value. If the fair value of a collateral property increases or decreases for other than temporary conditions, than the allowance on the Master Loan is adjusted appropriately.

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

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2002, a 100 basis point increase or decrease in market interest rates would impact the Partnership's net income by approximately $160,000.

ITEM 4.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

                  Current Report on Form 8-K dated August 22, 2002 and filed on September 5, 2002 disclosing the acquisition by the Partnership through execution of deeds in lieu of foreclosure of three properties owned by Consolidated Capital Equity Properties/2.

                  Current Report on Form 8-K/A dated August 22, 2002 and filed on November 5, 2002 disclosing Pro Forma information for the acquisition by the Partnership through execution of deeds in lieu of foreclosure of three properties owned by Consolidated Capital Equity Properties/2.

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Institutional Properties/2;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of Concap Equities,
                                    Inc., equivalent of the chief executive
                                    officer  of  the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Institutional Properties/2;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap   Equities,   Inc.,
                                    equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.