Form 10-Q/A
period 2002-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2003-01-09
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-Q filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-Q filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                          September 30,  December 31,
                                                               2002          2001
                                                           (Unaudited) (Note)
Assets
   Cash and cash equivalents                                  $ 121          $ 381
   Accounts receivable                                            547           100
   Restricted escrows                                              96            --
   Other assets                                                    21            21
   Investment in affiliated partnerships                          899            --

   Investment properties
   Land                                                        10,079            --
   Buildings and related personal property                     16,930            --
   Accumulated depreciation                                       (63)           --
                                                               26,946            --

   Investment in Master Loan to affiliate                      10,222        39,423
     Less: allowance for impairment loss                           --       (28,129)
                                                               10,222        11,294
                                                             $ 38,852      $ 11,796
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                            $ 15          $ --
   Other liabilities                                              245            45
   Distributions payable                                          141           141
   Accrued property taxes                                         315            --
   Due to affiliate                                             6,798            --
   Tenant security deposit liabilities                            104            --
   Mortgage notes payable                                      16,603            --
                                                               24,221           186
Partners' (Deficit) Capital
   General partner                                               (377)          (407)
   Limited partners (909,123.60 units issued and
     outstanding)                                              15,008        12,017
                                                               14,631        11,610
                                                             $ 38,852      $ 11,796

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


                                    Date: January 9, 2003

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


Date:  November 13, 2002

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of Concap Equities, Inc., equivalent of the chief executive officer of the Partnership

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


Date:  November 13, 2002

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

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