Form 10-K
period 2002-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2003-03-31
CIK 719184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934


                   For the fiscal year ended December 31, 2002

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

                          Registrant's telephone number
                                 (864) 239-1000

                Securities registered pursuant to Section 12(b) of the Act:

                                      None

                Securities registered pursuant to Section 12(g) of the Act:

                            Limited Partnership Units
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ___ No X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rate 12b-2). Yes ___ No __X__

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

General

Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. During 1999, 10.4 units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former managing general partner of the Partnership. See "Status of Master Loan" for a description of the loan and settlement of EP/2's bankruptcy. Through December 31, 2002, the Partnership had advanced a total of approximately $194,233,000 to EP/2 and its successor under the Master Loan (as defined in "Status of Master Loan"). As of December 31, 2002, the balance of the Master Loan, net of the allowance for possible losses, was approximately $14,204,000. EP/2 used the proceeds from these loans to acquire eleven (11) apartment buildings and ten (10) office complexes, which collateralized the Master Loan. EP/2's successor in bankruptcy (as more fully described in "Status of Master Loan") currently owns one (1) apartment building that is being rebuilt, which secures the Master Loan. See "Item 8. Financial Statements - Note A" for detailed disclosure of the Partnership's segment reporting.

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents of the General Partner.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 7" of this Form 10-K.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterize the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the year ended December 31, 2002 the Partnership assumed responsibility for the operations of such properties.

Segments

Segment data for the years ended December 31, 2002, 2001, and 2000 is included in "Item 8. Financial Statements - Note A" and is an integral part of the Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investments in properties:


                                  Date of
Properties                      Acquisition       Type of Ownership           Use

Canyon Crest Apartments          08/22/02    Fee ownership, subject to   Apartment
Littleton, Colorado                          first mortgage              90 units

Highcrest Townhomes              08/22/02    Fee ownership, subject to   Apartment
Wood Ridge, Illinois                         first mortgage              176 units

Windemere Apartments             08/28/02    Fee ownership, subject to   Apartment
Houston, Texas                               first mortgage              257 units

During the year ended December 31, 2002, CCIP/2 foreclosed on three of the four properties that collaterized the Master Loan (see "Item 8 - Financial Statements and Supplementary Data - Note "B"). The Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When CCEP/2 no longer has title to the remaining property, it will be dissolved.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                               Gross
                             Carrying    Accumulated                       Federal
Properties                     Value     Depreciation   Rate   Method     Tax Basis
                                  (in thousands)                        (in thousands)

Canyon Crest Apartments       $ 5,444        $ 50       5-40     S/L       $ 5,360
Highcrest Townhomes            12,317         113       5-40     S/L        12,085
Windemere Apartments            9,443          85       5-40     S/L         9,306

          Totals              $27,204        $248                          $26,751

See  "Note  A" to the  financial  statements  included  in  "Item  8.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                          Principal                                     Principal
                          Balance At    Stated                           Balance
                         December 31,  Interest   Period    Maturity      Due at
Property (1)                 2002        Rate    Amortized    Date       Maturity
                        (in thousands)                                (in thousands)

Canyon Crest Apartments
  1st mortgage             $ 3,470       7.10%    20 yrs    01/01/11     $ 2,613

Highcrest Townhomes
  1st mortgage               6,439       7.72%    20 yrs    02/01/10       4,868

Windemere Apartments
  1st mortgage               5,790       7.83%    20 yrs    11/01/10       3,905
                            15,699

Mortgage Premium, net          781

         Total             $16,480                                       $11,386

(1) See "Item 8. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.



Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2002 and 2001 for each property:

                                       Average Annual               Average
                                        Rental Rate                Occupancy
                                        (per unit)

 Properties                          2002         2001          2002        2001

 Canyon Crest Apartments (1)       $ 9,927       $10,223        90%          95%
 Highcrest Townhomes                11,783        11,714        95%          97%
 Windemere Apartments                7,728         7,726        88%          90%

   (1)      The  General  Partner   attributes  the  decrease  in  occupancy  to
            softening of the rental market in the area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                2002            2002
                                               Billing        Rate (1)
                                           (in thousands)

       Canyon Crest Apartments                  $ 44             .68%
       Highcrest Townhomes                       234            7.13%
       Windemere Apartments                      220            3.07%

(1) The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Canyon Crest Apartments

As of December 31, 2002, the Partnership completed approximately $44,000 in capital expenditures at Canyon Crest Apartments consisting primarily of major landscaping, structural upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $27,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

As of December 31, 2002, the Partnership has completed approximately $118,000 of capital improvements consisting primarily of plumbing fixtures, structural upgrades, water heaters, air conditioning units, and floor covering replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $53,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windemere Apartments

As of December 31, 2002, the Partnership completed approximately $42,000 in capital expenditures at Windemere Apartments consisting of structural upgrades, appliances, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $77,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

On October 18, 2001, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to authorize the Partnership to acquire, own, operate, improve, manage, lease, finance, refinance, sell and exchange any real property acquired as a result of any transaction under the Master Loan with CCEP/2 or any transaction involving property acquired from CCEP/2 that is intended to qualify as a like-kind exchange under the Internal Revenue Code. As of February 5, 2002, the requisite percent of limited partnership units voted in favor of the Partnership Agreement Amendment. As of February 5, 2002, a total number of 486,543.90 units had voted, including the 431,331.70 units owned by affiliates of the General Partner, of which 458,978.50 units had voted in favor of the amendment, 22,200.20 units voted against the amendment and 5,365.20 units abstained.

                                     PART II

Item 5. Market for Registrant's Units of Limited Partnership and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units aggregating $227,800,000. The Partnership currently has 22,429 holders of record owning an aggregate of 909,123.60 Units. Affiliates of the General Partner owned 450,969.90 units or approximately 49.60% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000, 2001 and 2002.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/00 - 12/31/00         $13,383,000 (1)            $14.70

       01/01/01 - 12/31/01           2,428,000 (2)              2.67

       01/01/02 - 12/31/02                  --                    --

(1) Consists of $2,000,000 (approximately $1,980,000 to the limited partners or $2.18 per limited partnership unit) from operations which was distributed to all partners and $4,200,000 all to the limited partners (approximately $4.62 per limited partnership unit) from refinancing proceeds of Windmere Apartments and Highcrest Townhomes in CCEP/2 and $7,183,000 (approximately $7.90 per limited partnership unit) from surplus funds distributed all to the limited partners.

(2) Consists of approximately $1,299,000 (approximately $1.43 per limited partnership unit) from the refinancing proceeds of Canyon Crest Apartments in CCEP/2 and $1,129,000 (approximately $1.24 per limited partnership unit) from surplus cash due to the receipt of interest income on the master loan. Both distributions were distributed 100% to the limited partners.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,969.90 limited partnership units in the Partnership representing 49.60% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.60% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data".


                                           FOR THE YEARS ENDED DECEMBER 31,
                                2002         2001        2000        1999        1998
STATEMENTS OF OPERATIONS
                                           (in thousands, except unit data)

Total Revenues                 $ 5,413     $ 1,934      $ 1,520     $ 1,328    $ 15,367

Total Expenses                  (2,169)        (513)       (644)       (520)       (820)

Income from
 continuing operations           3,244        1,421         876         808      14,547

Loss on foreclosure of            (330)          --          --          --          --
 real estate

Net income                     $ 2,914     $ 1,421       $ 876       $ 808     $ 14,547

Net income per Limited
  Partnership Unit             $ 3.17       $ 1.55      $ 0.95      $ 0.88      $ 15.84

Distributions per Limited
  Partnership Unit              $ --        $ 2.67      $ 14.70     $ 41.73     $ 3.28

Limited Partnership Units
  Outstanding                  909,124      909,124     909,124     909,124     909,134


                                                  AS OF DECEMBER 31,
BALANCE SHEETS                  2002         2001        2000        1999        1998
                                                    (in thousands)

Total assets                  $ 43,021     $ 11,796    $ 12,804    $ 25,323    $ 62,466

Long Term Debt                $ 16,480       $ --        $ --        $ --        $ --

Comparability of the information above has been affected by the foreclosure on the CCEP/2 properties. See "Item 1. Description of Business" for further information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

2002 Compared with 2001

The Partnership's net income for the years ended December 31, 2002 and 2001 was approximately $2,914,000 and $1,421,000, respectively. Net income increased primarily due to an increase in total revenues offset by the recognition of a loss on foreclosure and an increase in total expenses. (See "Item 1. Description of Business" for a discussion of the foreclosure of CCEP/2's assets.) The increase in total revenues is due to an increase in the reduction of provision for impairment loss on the investment in the Master Loan and the rental revenue of the foreclosed properties partially offset by a decrease in interest income on the investment in the Master Loan. Interest income on investments in the Master Loan was not recognized during 2002 due to no operating cash payments being received from CCEP/2. Total expenses increased due to the operations of the foreclosed properties and an increase in general and administrative expenses.

General and administrative expenses increased due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses for the years ended December 31, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

2001 Compared with 2000

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

The decrease in total expenses is due to a decrease in general and administrative expenses. General and administrative expenses decreased due to a decrease in reimbursements to the General Partner. Also included in the general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $653,000 as compared to approximately $381,000 at December 31, 2001. The net increase of approximately $272,000 is due to approximately $739,000 of cash provided by operating activities and approximately $10,390,000 of cash provided by financing activities which was partially offset by approximately $10,857,000 of cash used in investing activities. Cash provided by financing activities consisted of loans from an affiliate of the General Partner partially offset by payments on the loan from affiliates and principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of advances on the Master Loan and property improvements and replacements slightly offset by principal receipts on the Master Loan and distributions from the investments in the affiliated partnerships.

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $381,000 as compared to approximately $2,143,000 at December 31, 2000. The net decrease of approximately $1,762,000 is due to approximately $2,428,000 of cash used in financing activities, which was partially offset by approximately $310,000 of cash provided by operating activities and approximately $356,000 of cash provided by investing activities. Cash provided by investing activities consisted of principal receipts on the Master Loan. Cash used in financing activities consisted of distributions to partners.

During the years ended December 31, 2002, 2001, and 2000, the Partnership received approximately $88,000, $356,000, and $7,724,000 respectively, as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to the Partnership under the terms of the Master Loan.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. See "CCEP/2 Property Operations" for discussion on CCEP/2's ability to provide future cash flow as Master Loan debt service. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $157,000 in capital improvements for all of the Partnership's properties. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $16,480,000 is being amortized over 240 months with balloon payments due in 2010 and 2011. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000, 2001, and 2002:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/00 - 12/31/00         $13,383,000 (1)            $14.70

       01/01/01 - 12/31/01           2,428,000 (2)              2.67

       01/01/02 - 12/31/02                  --                    --

(1) Consists of $2,000,000 (approximately $1,980,000 to the limited partners or $2.18 per limited partnership unit) from operations which was distributed to all partners and $4,200,000 all to the limited partners (approximately $4.62 per limited partnership unit) from refinancing proceeds of Windmere Apartments and Highcrest Townhomes in CCEP/2 and $7,183,000 (approximately $7.90 per limited partnership unit) from surplus funds distributed all to the limited partners.

(2) Consists of approximately $1,299,000 (approximately $1.43 per limited partnership unit) from the refinancing proceeds of Canyon Crest Apartments in CCEP/2 and $1,129,000 (approximately $1.24 per limited partnership unit) from surplus cash due to the receipt of interest income on the master loan. Both distributions were distributed 100% to the limited partners.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,969.90 limited partnership units in the Partnership representing 49.60% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.60% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

CCEP/2 Property Operations

During the year ended December 31, 2002, CCIP/2 foreclosed on three of the four properties that collaterized the Master Loan (see "Item 8 - Financial Statements and Supplementary Data - Note "B"). The Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When CCEP/2 no longer has title to the remaining property, it will be dissolved.

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

During the nine month period from March 31, 2002 to December 31, 2002, the net change in liabilities remained constant, but was affected by a decrease in cash and cash equivalents, investment properties, and the Master Loan and interest. The decrease in cash and cash equivalents is primarily due to the foreclosures, offset by operating cash generated by the Partnership's investment properties and advances on the Master Loan from CCIP/2. The decrease in the investment properties is due to the foreclosures offset by fixed asset additions. The decrease in the Master Loan is due to the foreclosures, offset by advances received on the Master Loan.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $171,000, $584,000, and $172,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $25,000, $395,000 and $70,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. For services provided in connection with the refinancings of three of the Partnership's residential properties during 2000, the General Partner was paid a commissions related to the refinancings of approximately $165,000 during the year ended December 31, 2000.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000 and $1,198,000 for the years ended December 31, 2001 and 2000, respectively. No interest payments were made in 2002. These payments were based upon the results of operations for CCEP/2's properties. CCEP/2 made principal payments on the Master Loan of approximately $88,000, $356,000, and $7,724,000, for the years ended December 31, 2002, 2001, and 2000, respectively. These funds were received from distributions from three affiliated partnerships, excess cash from the Partnership's investment properties, proceeds received from the sale of commercial properties, and proceeds received from the refinancing of three of the Partnership's residential properties. These funds were required to be transferred to the Partnership under the terms of the Master Loan.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria apply to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. Accordingly, the accompanying consolidated statement of operation for 2000 has been restated as of January 1, 2000 to reflect the loss on early extinguishment of debt in operations rather than as an extraordinary item.

During the year ended December 31, 2000, the General Partner of CCEP/2 determined that it was in the best interest of CCEP/2 to repay the mortgage note on Glenbridge Manor (formerly Village Brooke). Accordingly, funds which had previously been restricted to rebuild the property were used to repay the mortgage note which had encumbered the property of approximately $6,517,000. The reconstruction of Glenbridge Manor began in September 2001. A loss on early extinguishment of debt of approximately $35,000 was recognized as a result of unamortized loan costs associated with this mortgage.

On October 3, 2000, CCEP/2 refinanced the mortgage note payable on Windmere Apartments. The refinancing replaced mortgage indebtedness of $3,000,000 with a new mortgage of $6,075,000. The mortgage was refinanced at a rate of 7.83% compared to the prior rate of 7.33%. Payments of approximately $50,000 are due on the first day of each month until the loan matures on November 1, 2010. A balloon payment of approximately $3,905,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $155,000 at December 31, 2000. Additional loan costs of approximately $7,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $95,000 and the write-off of unamortized loan costs of approximately $50,000 resulted in a loss on early extinguishment of debt of approximately $145,000.

On October 31, 2000, CCEP/2 refinanced the mortgage note payable on Highcrest Townhomes. The refinancing replaced mortgage indebtedness of $4,000,000 with a new mortgage of $6,760,000. The mortgage was refinanced at a rate of 7.72% compared to the prior rate of 7.33%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on February 1, 2010. A balloon payment of approximately $4,868,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $141,000 at December 31, 2000. Additional loan costs of approximately $10,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $52,000 resulted in a loss on early extinguishment of debt of approximately $194,000.

On December 21, 2000, CCEP/2 refinanced the mortgage note payable on Canyon Crest Apartments. The refinancing replaced mortgage indebtedness of $2,000,000 with a new mortgage of $3,640,000. The mortgage was refinanced at a rate of 7.10% compared to the prior rate of 7.33%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2011. A balloon payment of approximately $2,613,000 is due at maturity. Capitalized loan costs incurred for the refinancing were approximately $100,000 at December 31, 2000. Additional loan costs of approximately $12,000 were incurred during the year ended December 31, 2001. Prepayment penalties of approximately $98,000 and the write-off of unamortized loan costs of approximately $38,000 resulted in a loss on early extinguishment of debt of approximately $136,000.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and
Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Investment in Master Loan to Affiliates and Interest Income Recognition

The investment in the Master Loan is evaluated for impairment based upon the fair value of the collateral properties as the collateral is the sole basis of repayment of the loan. The fair value of the remaining collateral property is based on the cost of reconstruction which management believes approximates the fair value. If the fair value of a collateral property increases or decreases for other than temporary conditions, then the allowance on the Master Loan is adjusted appropriately.

The investment in the Master Loan is considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Due to this impairment, interest income is recognized on the cash basis of accounting.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks associated with its Master Loan to Affiliate ("Loan"). Receipts (interest income) on the Loan are based upon the operations and cash flow of the underlying investment property that collateralizes the Loan. Both the income and expenses of operating the investment properties are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in the patterns or needs of users. The investment properties are also susceptible to the impact of economic and other conditions outside of the control of the Partnership as well as being affected by current trends in the market area which they operate. In this regard, the General Partner of the Partnership closely monitors the performance of the properties collateralizing the loans.

Based upon the fact that the loan is considered impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditor for Impairment of a Loan", interest rate fluctuations do not affect the recognition of income, as income is only recognized to the extent of cash flow. Therefore, market risk factors do not affect the Partnership's results of operations as it relates to the Loan. See "Item 8 - Financial Statements and Supplementary Data - Note B" for further information.

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2002, a 100 basis point increase or decrease in market interest rates would impact the Partnership's net income by approximately $150,000.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

                 Balance Sheets as of December 31, 2002 and 2001

      Statements of Operations for the Years ended December 31, 2002, 2001 and
         2000

      Statements of Changes in Partners' (Deficit) Capital for the Years ended December 31, 2002, 2001 and 2000

      Statements of Cash Flows for the Years ended December 31, 2002, 2001 and
        2000

      Notes to Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2 as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                 BALANCE SHEETS
                        (in thousands, except unit data)




                                                           December 31,  December 31,
                                                               2002          2001

Assets
   Cash and cash equivalents                                  $ 653          $ 381
   Accounts receivable                                            164           100
   Restricted escrows                                              97            --
   Other assets                                                    52            21
   Investment in affiliated partnerships (Note G)                 895            --

   Investment properties (Notes B, C, and F)
   Land                                                         6,857            --
   Buildings and related personal property                     20,347            --
   Accumulated depreciation                                      (248)           --
                                                               26,956            --

   Investment in Master Loan to affiliate (Note B)             14,204        39,423
     Less: allowance for impairment loss                           --       (28,129)
                                                               14,204        11,294
                                                             $ 43,021      $ 11,796
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                            $ 42          $ --
   Other liabilities                                              183            45
   Distributions payable                                          141           141
   Accrued property taxes                                         507            --
   Due to affiliate (Note E)                                   11,040            --
   Tenant security deposit liabilities                            104            --
   Mortgage notes payable (Note C)                             16,480            --
                                                               28,497           186
Partners' (Deficit) Capital
   General partner                                               (378)          (407)
   Limited partners (909,123.60 units issued and
     outstanding)                                              14,902        12,017
                                                               14,524        11,610
                                                             $ 43,021      $ 11,796

                   See Accompanying Notes to the Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                         Years Ended December 31,
                                                           2002       2001      2000
Revenues:
  Rental income                                          $ 1,422      $ --      $ --
  Other income                                               191         --         --
  Interest income on investments in Master
    Loan (Note B)                                             --        904      1,198
  Reduction of provision for impairment loss (Note B)      3,800      1,000         --
  Interest income                                             --         30        322
     Total revenues                                        5,413      1,934      1,520

Expenses:
  Operating                                                  493         --         --
  General and administrative                                 532        513        644
  Depreciation                                               248         --         --
  Interest                                                   683         --         --
  Property taxes                                             213         --         --
     Total expenses                                        2,169        513        644

Income from continuing operations                          3,244      1,421        876
Loss on foreclosure of real estate (Note B)                 (330)        --         --
Net income                                               $ 2,914    $ 1,421     $ 876

Net income allocated to general
  partner (1%)                                             $ 29       $ 14       $ 9
Net income allocated to limited
  partners (99%)                                           2,885      1,407        867
                                                         $ 2,914    $ 1,421     $ 876

Net income (loss) per limited partnership unit:
    Income from continuing operations                     $ 3.53     $ 1.55    $ 0.95
    Loss on foreclosure of real estate                     (0.36)        --         --
                                                          $ 3.17     $ 1.55    $ 0.95

Distribution per limited partnership unit                  $ --      $ 2.67    $ 14.70

                   See Accompanying Notes to the Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                    STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                                                              Total
                                      Limited                               Partners
                                    Partnership     General     Limited      Capital
                                       Units        Partner     Partners    (Deficit)

Original capital contributions        912,182         $ 1       $228,046    $228,047

Partners' (deficit) capital at
   December 31, 1999                  909,124       $ (410)     $ 25,534    $ 25,124

Distributions to partners                  --           (20)     (13,363)    (13,383)

Net income for the year ended
   December 31, 2000                       --             9          867         876

Partners' (deficit) capital
   at December 31, 2000               909,124          (421)      13,038      12,617

Distributions to partners                  --            --       (2,428)     (2,428)

Net income for the year ended
   December 31, 2001                       --            14        1,407       1,421

Partners' (deficit) capital at
   December 31, 2001                  909,124          (407)      12,017      11,610

Net income for the year ended
   December 31, 2002                       --            29        2,885       2,914

Partners' (deficit) capital at
   December 31, 2002                  909,124       $ (378)     $ 14,902    $ 14,524

                   See Accompanying Notes to the Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                             2002       2001       2000
Cash flows from operating activities:
  Net income                                              $ 2,914      $ 1,421   $   876
  Adjustments to reconcile net income to net cash (used
     provided by operating activities:
     Reduction of provision for impairment loss            (3,800)      (1,000)       --
     Depreciation                                             248           --        --
     Amortization of mortgage premium                         (20)          --        --
     Loss on foreclosure of real estate                       330           --        --
     Change in accounts:
      Receivables and deposits                                209         (100)       --
      Interest receivable on Master Loan                       --           --        92
      Other assets                                            (30)                    --
                                                                            (10)
      Accounts payable                                         24           (1)        1
      Accrued property taxes                                  232           --        --
      Due to affiliates                                       615           --
      Other liabilities                                        17           --       (13)
        Net cash provided by operating activities             739          310       956

Cash flows from investing activities:
  Advances on Master Loan                                 (10,763)          --        --
  Principal receipts on Master Loan                            88          356     7,724
  Property improvements and replacements                     (204)          --        --
  Net deposits to restricted escrows                           (1)          --        --
  Distributions received from affiliated partnerships          23           --        --
        Net cash (used in) provided by investing
         activities                                       (10,857)         356     7,724

Cash flows from financing activities:
  Advances from affiliates                                 10,625           --        --
  Principal payments on advances from affiliates             (100)          --        --
  Distributions to partners                                    --       (2,428)  (13,383)
  Principal payments on mortgage notes payable               (135)          --        --
        Net cash provided by (used in) financing
         activities                                        10,390       (2,428)  (13,383)

Net increase (decrease) in cash and
  cash equivalents                                            272       (1,762)   (4,703)
Cash and cash equivalents at beginning of the year            381        2,143     6,846

Cash and cash equivalents at end of the year              $   653      $   381   $ 2,143

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   400      $    --   $    --

                   See Accompanying Notes to the Financial Statements


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the year ended December 31, 2002, Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments were foreclosed upon by the Partnership. In connection with these foreclosures, the following accounts were adjusted by the non-cash amounts noted below (in thousands):




                  Accounts receivable                      $ (373)
                  Master Loan                               11,565
                  Restricted escrows                           (96)
                  Other assets                                  (1)
                  Investment properties                    (27,000)
                  Investment in affiliated
                    partnerships                              (918)
                  Accounts payable                              18
                  Tenant security deposit
                    liabilities                                104
                  Accrued property taxes                       275
                  Other liabilities                            121
                  Mortgage notes payable                    16,635
                  Loss on foreclosure of
                    real estate                             $ 330

                   See Accompanying Notes to the Financial Statements

                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. Through December 31, 2002, the Partnership had advanced approximately $194,233,000 under the Master Loan.

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"). EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI has full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings. See "Note B" for further discussion of EP/2's bankruptcy settlement.

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

During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the year ended December 31, 2002 the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the statement of operations for the period September 1, 2002 through December 31, 2002.

The Partnership is the holder of a note receivable which is collateralized by one apartment property which is currently being rebuilt. See "Note B" for further discussion of the status of the note receivable.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $612,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment in Master Loan: The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". Under the standard, the allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,123.60 Units outstanding in 2002, 2001, and 2000.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5-20 years.

Investment Properties: Investment properties consist of three apartment complexes, which are stated at fair market value. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the year ended December 31, 2002. See "Recent Accounting Pronouncements" below.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on the rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases and fully reserves all balances outstanding over 30 days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs: Advertising costs of approximately $17,000 in 2002 were charged to expense as incurred and are included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt and the Master Loan) approximate their fair value due to the short term maturity of these instruments. The Partnership believes that the carrying amount of its long term debt approximates its fair value due to the fact that the mortgages on the foreclosed properties were recorded at their fair market value. The carrying amount of the Partnership's net investment in the Master Loan approximates fair value due to the fact that it has been valued based on the fair value of the underlying collateral.

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

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have any effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. Its adoption did not have any effect on the financial position or results of operations of the Partnership.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterize the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the year ended December 31, 2002 the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the statement of operations for the period September 1, 2002 through December 31, 2002.

The following table sets forth the Partnership's non-cash activities during the year ended December 31, 2002 with respect to the foreclosure of Canyon Crest Apartments, Highcrest Townhomes and Windemere Apartments, (in thousands):

             Investment properties (a)                        $ 27,000
             Investments in affiliated partnerships (b)            918
             Mortgage notes payable (c)                        (16,635)
             Master loan, net of allowance (d)                 (11,565)
             Other liabilities received, net of
               other assets assumed                                (48)

             Loss on foreclosure of real estate                $ (330)

(a) Amount represents the estimated fair value of the properties. The fair value was determined by an appraisal obtained in September 2000 from an independent third party which has been updated by management using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property and adjusted by management for current market conditions, physical condition of each respective property, and other factors.

(b)   See "Note G".

(c) Amount represents the present value of the mortgages encumbering the investment properties discounted at an interest rate currently available to the Partnership.

(d) Amount represents the amount of the Master Loan associated with the three properties of $35,894 net of the allowance for impairment loss of $24,329.

Proforma results of operations assuming the foreclosure of Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments occurred at January 1, 2001 are as follows (in thousands, except per unit data):

                                                     Years Ended December 31,
                                                     2002               2001

Revenues                                            $4,901             $5,008
Net (loss) income                                      (85)               130

Net (loss) income per limited partnership
  Unit                                              $(0.09)            $ 0.14

At December 31, 2002, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114" ("SFAS (14"), "Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral. The fair value of the collateral properties was determined using the net operating income of the collateral properties capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors, or by obtaining an appraisal by an independent third party. This methodology has not changed from that used in prior calculations performed by the General Partner in determining the fair value of the collateral properties. For the years ended December 31, 2002 and 2001, the Partnership recorded approximately $3,800,000 and $1,000,000, respectively, in income based upon an increase in the fair value of the collateral. The increase was deemed to be attributable to major capital improvement projects and the strong effort to complete deferred maintenance items that have been ongoing over the past few years at the various properties. This enabled the properties to increase their respective occupancy levels or in some cases to maintain the properties' high occupancy levels. The vast majority of this work was funded by cash flow from the collateral properties themselves. Based upon the consistent increase in net realizable value of the collateral properties, the General Partner determined the increase to be permanent in nature and accordingly reduced the allowance for impairment loss on the master loan during the years ended December 31, 2002 and 2001. No such income was recorded in 2000 as the recorded value of the Master Loan approximated the fair value of the collateral at December 31, 2000.

The fair value of the remaining collateral property, which secures the Master Loan, is based on the cost of reconstruction which management believes approximates the fair value.

The  principal  balance  of the  Master  Loan  due to  the  Partnership  totaled approximately  $14,204,000  and  $39,423,000  at  December  31,  2002 and  2001,
respectively. This amount represents the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $514,000, $25,747,000, and $23,722,000 for the years ended December 31, 2002, 2001 and
2000, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. At December 31, 2002 and December 31, 2001, such cumulative unrecognized interest totaled approximately $514,000 and
$249,719,000, respectively, and was not included in the balance of the investment in Master Loan. Cumulative unrecognized interest owed on the Master Loan of $267,729,000 was forgiven by the Partnership for those properties which were foreclosed on during the third quarter of 2002.

The investment in Master Loan consists of the following:

                                                As of December 31,
                                                2002           2001
                                                  (in thousands)
  Master Loan funds advanced, at
    beginning of year                         $39,423        $39,779
  Foreclosure write off                       (35,894)            --
  Advances on Master Loan                      10,763             --
  Principal receipts on Master Loan               (88)          (356)
  Master Loan funds advanced, at
    end of year                               $14,204        $39,423

The allowance for impairment loss on Master Loan to affiliates consists of the following:


                                                        As of December 31,
                                                   2002         2001        2000
                                                          (in thousands)
 Allowance for impairment loss on Master
   Loan to affiliate, beginning of year          $28,129      $29,129      $29,129
 Foreclosure write off                           (24,329)          --           --
 Reduction of provision for impairment loss       (3,800)      (1,000)          --

 Allowance for impairment loss on Master
   Loan to affiliate, end of year                  $ --       $28,129      $29,129

Approximately $904,000 and $1,198,000 for the years ended December 31, 2001, and 2000, respectively was recorded as interest income on investment in the Master Loan to an affiliate based upon cash generated as a result of improved operations of the properties which secure the loan. No interest income was recorded for the year ended December 31, 2002. A cash payment of $904,000 was received from CCEP/2 during the first quarter of 2001. Of the $1,198,000 received during 2000, $853,000 was received from Glenbridge Manor as a result of its receipt of a portion of the insurance proceeds due from the destruction of the property (see the Financial Statements of CCEP/2 "Note C - Casualty Event", included in these financial statements). In addition, a cash payment of $345,000 was received from CCEP/2 as an excess cash payment during 2000.

During the year ended December 31, 2002, the Partnership advanced approximately $10,763,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No advances were made during 2001 and 2000.

During the years ended December 31, 2002, 2001, and 2000, the Partnership received approximately $88,000, $356,000, and $7,724,000 respectively, in principal payments on the Master Loan. Of these amounts, approximately $88,000, $356,000, and $134,000 represent cash received on certain investments held by CCEP/2 which are required to be transferred to the Partnership per the Master Loan agreement and excess cash payments from CCEP/2 for the years ended December 31, 2002, 2001, and 2000, respectively. Of the remaining amounts, the Partnership received during 2000 approximately $5,500,000 of net proceeds from the refinancing of three of CCEP/2's properties and approximately $2,090,000 of funds previously reserved associated with the destruction of Village Brook which were released during 2000.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                              Principal      Monthly                           Principal
                             Balance At      Payment    Stated                  Balance
                            December 31,    Including  Interest   Maturity      Due at
                                2002        Interest     Rate       Date       Maturity
                                 (in thousands)                             (in thousands)
Properties
Canyon Crest Apartments
  1st mortgage                 $ 3,470        $ 28       7.10%    01/01/11      $ 2,613
Highcrest Townhomes
  1st mortgage                   6,439           55      7.72%    02/01/10        4,868
Windemere Apartments
  1st mortgage                   5,790           50      7.83%    11/01/10        3,905
                                15,699

Mortgage Premium, net              781

          Total                $16,480        $ 133                             $11,386

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are incurred if the notes are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness. The principal balance is being amortized over 240 months with balloon payments due in 2010 and 2011.

The carrying amount of the Partnership's long term debt approximates its fair value due to the fact that the mortgages on the foreclosed properties were recorded at their fair value. The fair value of the mortgages as determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $781,000 is net of accumulated amortization of approximately $20,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization expense is included in interest expense on the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                               Mortgage
                                 Note             Premium            Total

            2003               $   426              $ 84              $ 510
            2004                   459                90                549
            2005                   495                97                592
            2006                   534               103                637
            2007                   577               110                687
         Thereafter             13,208               297             13,505
                               $15,699             $ 781            $16,480

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income for the years ended December 31, 2002, 2001 and 2000 (dollar amounts in thousands, except per unit data):


                                                    2002         2001         2000

Net income as reported                           $ 2,914       $ 1,421       $ 876
Add (deduct):
   Depreciation differences                         (205)           --           --
   Interest income                                     --         (904)      (1,198)
   Valuation allowance                            (3,800)       (1,000)          --
                                                     --
   Change in prepaid rental                            93           --           --
   Other                                               83          (98)          11
   Loss on Foreclosure                                336           --           --

Federal taxable income                            $ (579)       $ (581)      $ (311)

Federal taxable income per limited
   partnership unit                               $ (0.63)     $ (0.63)      $(0.34)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

                  Net assets as reported                   $14,524
                     Buildings and land                         --
                     Accumulated depreciation                 (205)
                     Syndication fees                       25,796
                     Other                                  46,617
                  Net assets - tax basis                   $86,732

Note E - Transaction with Affiliated Parties

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

During the year ended December 31, 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $70,000 for the year ended December 31, 2002 which is included in operating expense. No fees were paid in 2001 or 2000 because the Partnership did not own any investment properties.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $394,000, $349,000 and $444,000 for the years ended December 31, 2002, 2001, and 2000, respectively, which are included in general and administrative expenses.

The General Partner has loaned the Partnership approximately $10,625,000 during the year ended December 31, 2002 so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Of these advances, the Partnership repaid approximately $100,000 during the year ended December 31, 2002. Interest is charged at the prime rate plus 2%. Interest expense was approximately $299,000 for the year ended December 31, 2002.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,969.90 limited partnership units in the Partnership representing 49.60% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.

As a result of its ownership of 49.60% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note F - Real Estate and Accumulated Depreciation


                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)
                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                    Encumbrances       Land      Property     Acquisition

Canyon Crest Apartments          $ 3,470        $ 1,242     $ 4,158          $ 44

Highcrest Townhomes                6,439          3,660       8,540           117
Windemere Apartments               5,790          1,955       7,445            43
                                  15,699
Mortgage Premium                     781
          Totals                 $16,480        $ 6,857     $20,143         $ 204



                        Gross Amount At Which
                            Carried
                        At December 31, 2002
                         (in thousands)


                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of     Date   Depreciable
Description          Land   Properties Total  Depreciation  Construction Acquired Life-Years

Canyon Crest Apts  $ 1,242   $ 4,202   $5,444      $ 50         1966     08/22/02    5-40
Highcrest            3,660     8,657    12,317     113          1968     08/22/02    5-40
Townhomes
Windemere            1,955     7,488     9,443       85       1982     08/28/02    5-40
Apartments

      Totals       $ 6,857   $20,347   $27,204    $ 248

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                  Year Ended December 31,
                                                          2002
                                                      (in thousands)
Investment Properties
Balance at beginning of year                              $ --
    Acquisition of properties through
       foreclosure                                       27,000
    Property improvements                                   204
Balance at end of year                                  $27,204

Accumulated Depreciation
Balance at beginning of year                              $ --
    Additions charged to expense                            248
Balance at end of year                                   $ 248

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 is approximately $27,204,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 is approximately $453,000.

Note G - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:


                                                                        Estimated
                                                      Ownership       Net Realizable
Partnership                    Type of Ownership      Percentage          Value
                                                                      (in thousands)
Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%              $ 47
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%                 27
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%                821

                                                                           $ 895

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


                                       Year Ended December 31, 2002
                                   1st        2nd        3rd         4th
                                 Quarter    Quarter    Quarter     Quarter     Total

Total revenues                   $ 3,801      $ --      $ 436      $ 1,176    $ 5,413
Total expenses                       149        175        549       1,296      2,169
Net income (loss) from
 continuing operations           $ 3,652     $ (175)    $ (113)    $ (120)    $ 3,244
(Loss) gain on foreclosure            --         --       (343)         13       (330)
Net income (loss)                $ 3,652     $ (175)    $ (456)    $ (107)    $ 2,914
Net income (loss) per
  Limited Partnership Unit       $ 3.98     $ (0.19)   $ (0.50)    $ (0.12)    $ 3.17
Distributions per Limited
  Partnership Unit                $ --        $ --       $ --       $ --        $ --



                                       Year Ended December 31, 2001
                                   1st        2nd        3rd         4th
                                 Quarter    Quarter    Quarter     Quarter     Total

Total revenues                    $ 923       $ 6      $ 1,002       $ 3      $ 1,934
Total expenses                       192        151        132          38        513
Net income (loss)                 $ 731      $ (145)    $ 870       $ (35)    $ 1,421
Net income (loss) per
  Limited Partnership Unit       $ 0.80      $ 0.16     $ 0.95     $ (0.04)    $ 1.55
Distributions per Limited
  Partnership Unit               $ 1.43      $ 1.24      $ --       $ --       $ 2.67


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                             AS OF DECEMBER 31, 2002


LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Statement of Net Liabilities in Liquidation as of
        December 31, 2002

      Consolidated Statement of Changes in Net Liabilities in Liquidation for the Period March 31, 2002 to December 31, 2002

      Consolidated Balance Sheet as of December 31, 2001

      Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and the Years Ended December 31, 2001 and 2000

      Consolidated   Statements   of  Partners'   Deficit/Net   Liabilities   in
      Liquidation for the Three Months Ended March 31, 2002 and the Years Ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and the Years Ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements




                     Report of Ernst & Young LLP, Independent Auditors


The Partners
Consolidated Capital Equity Partners/Two, L.P.


We have audited the accompanying consolidated statement of net liabilities in liquidation of Consolidated Capital Equity Partners/Two, L.P. as of December 31, 2002 and the related consolidated statement of changes in net liabilities in liquidation for the period from April 1, 2002 to December 31, 2002. We have also audited the consolidated statements of operations, changes in partners' deficit, and cash flows for the period from January 1, 2002 to March 31, 2002. In addition, we have audited the consolidated balance sheet as of December 31, 2001 and the consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note A, effective March 31, 2002, the General Partner approved a plan to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of March 31, 2002 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Consolidated Capital Equity Partners/Two, L.P. at December 31, 2002, the consolidated changes in net liabilities in liquidation for the period from April 1, 2002 to December 31, 2002, the consolidated financial position at December 31, 2001, and the consolidated results of its operations and its cash flows for the period from January 1, 2002 to March 31, 2002, and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.

As discussed in Note A to the Consolidated Financial Statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2000, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                  CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $ 33
   Receivables and deposits                                                     119
   Other assets                                                                  16
   Investment property                                                       19,131
                                                                             19,299
Liabilities
Liabilities
   Accounts payable                                                           4,645
   Accrued property taxes                                                        58
   Tenant security deposit liabilities                                           15
   Other liabilities                                                              6
   Due to Affiliates                                                            326
   Master loan and interest payable                                          14,249
                                                                             19,299

Net liabilities in liquidation                                               $ --

                   See Accompanying Notes to the Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                 Period from March 31, 2002 to December 31, 2002


Net liabilities in liquidation at March 31, 2002                          $ --
Changes in net liabilities in liquidation attributed to:
  Decrease in cash and cash equivalents                                     (693)
  Decrease in receivables and deposits                                       (85)
  Decrease in restricted escrows                                            (105)
  Decrease in other assets                                                  (119)
  Decrease in investments in affiliated partnerships                      (1,371)
  Decrease in investment properties                                      (12,349)
  Increase in accounts payable                                            (3,275)
  Decrease in accrued property taxes                                         355
  Decrease in tenant security deposits                                        92
  Decrease in other liabilities                                              284
  Decrease in mortgage notes payable                                      15,672
  Decrease in Master Loan and interest payable                             1,594

Net liabilities in liquidation at December 31, 2002                       $ --

                   See Accompanying Notes to the Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                        December 31,
                                                                            2001
Assets
   Cash and cash equivalents                                              $ 1,307
   Receivables and deposits                                                    210
   Restricted escrows                                                          104
   Other assets                                                                416
   Investment properties (Notes D, E and G):
      Land                                                                   2,731
      Buildings and related personal property                               20,617
                                                                            23,348
      Less accumulated depreciation                                        (13,615)
                                                                             9,733
                                                                          $ 11,770
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 328
   Accrued property taxes                                                      535
   Tenant security deposit liabilities                                         109
   Other liabilities                                                           194
   Mortgage notes (Note E)                                                  16,094
   Master loan and interest payable (Note D)                               289,142
                                                                           306,402
Partners' Deficit
   General partner                                                           (2,932)
   Limited partners                                                       (291,700)
                                                                          (294,632)
                                                                          $ 11,770

                   See Accompanying Notes to the Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                 Three Months
                                                     Ended         For the Years Ended
                                                   March 31,          December 31,
                                                     2002          2001          2000
                                                                              (Restated)
Revenues:
   Rental income                                    $ 1,124       $ 4,540       $ 4,788
   Other income                                         132         1,017           820
   Interest income                                       --            --            --
   Casualty gain (Note C)                                --            --           250
      Total revenues                                  1,256         5,557         5,858

Expenses:
   Operating                                            428         1,902         1,976
   General and administrative                            76           323           430
   Depreciation                                         301         1,181         1,117
   Interest                                           7,652        27,927        25,912
   Property taxes                                       112           442           533
    Loss on early extinguishment of debt
      (Note D)                                           --            --           510
      Total expenses                                  8,569        31,775        30,478

Net loss                                           $ (7,313)     $(26,218)     $(24,620)

Net loss allocated to general
  partner (1%)                                       $ (73)       $ (262)       $ (246)
Net loss allocated to limited
 partners (99%)                                      (7,240)      (25,956)      (24,374)
                                                   $ (7,313)     $(26,218)     $(24,620)

                   See Accompanying Notes to the Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

   CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                 (in thousands)



                                       General          Limited
                                       Partner          Partners           Total

Partners' deficit at
  December 31, 1999                    $ (2,424)       $(241,370)       $(243,794)

Net loss for the year ended
  December 31, 2000                        (246)         (24,374)         (24,620)

Partners' deficit at
  December 31, 2000                     (2,670)         (265,744)        (268,414)

Net loss for the year ended
  December 31, 2001                       (262)          (25,956)         (26,218)

Partners' deficit at
  December 31, 2001                     (2,932)         (291,700)        (294,632)

Net loss for the three months
   ended March 31, 2002                    (73)           (7,240)          (7,313)

Partners' deficit at
  March 31, 2002                      $ (3,005)        $(298,940)       $(301,945)

Adjustment to Liquidation
 Basis (Note A)                                                           301,945

Net liabilities in Liquidation
 at March 31, 2002                                                         $ --

                   See Accompanying Notes to the Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           Three Months    For the Years Ended
                                                         Ended March 31,        December 31,

                                                               2002         2001        2000
Cash flows from operating activities:
  Net loss                                                   $ (7,313)    $(26,218)  $(24,620)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                 301        1,181      1,117
     Amortization of loan costs                                     5           33         52
     Loss on early extinguishment of debt                          --           --        510
     Casualty gain                                                 --           --       (250)
     Change in accounts:
      Restricted cash                                              --           --      7,750
      Receivables and deposits                                      6          223        420
      Other assets                                               (179)        (166)         3
      Accounts payable                                            487         (245)      (180)
      Tenant security deposit liabilities                          (2)          (6)       (79)
      Accrued property taxes                                     (122)           2        (13)
      Other liabilities                                            96          (56)      (562)
      Interest on Master Loan                                   7,339       25,747     23,722
        Net cash provided by operating
         activities                                               618          495      7,870
Cash flows from investing activities:
  Insurance proceeds received                                      --          172        308
  Property improvements and replacements                       (1,933)      (1,891)    (1,126)
  Net (deposits to) withdrawals from restricted escrows            (1)         302       (267)
        Net cash used in investing
         activities                                            (1,934)      (1,417)    (1,085)
Cash flows from financing activities:
  Advances on Master Loan                                         831           --         --
  Prepayment penalty                                               --           --       (335)
  Loan costs paid                                                  --          (29)      (396)
  Principal payments on mortgage notes payable                    (96)        (358)       (63)
  Principal payments on Master Loan                                --         (356)    (7,724)
  Proceeds from mortgage notes payable                             --           --     16,475
  Repayment of mortgage notes payable                              --           --    (15,517)
        Net cash provided by (used in) financing
          activities                                              735         (743)    (7,560)

Net decrease in cash and cash equivalents                        (581)      (1,665)      (775)
Cash and cash equivalents at beginning of period                1,307        2,972      3,747
Cash and cash equivalents at end of period                    $ 726        $ 1,307   $  2,972
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $ 306        $ 2,125   $  2,155
Supplemental disclosure of non-cash information:
  Property improvements and replacements in
   accounts payable                                           $ 985         $ 430    $     --

                   See Accompanying Notes to the Financial Statements


                       CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Institutional Properties/2 ("CCIP/2"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan Agreement and to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000 and the Partnership did not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing had been identified by the Partnership, nor did Concap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership was experiencing. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. Upon completion of the execution of the deeds in lieu of foreclosure on the final property held by the Partnership, the Partnership will cease to exist as a going concern and will be dissolved. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Organization and Summary of Significant Accounting Policies

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

The operations of EP/2 were financed substantially through nonrecourse notes with participation interests (the "Master Loan") from CCIP/2, a California limited partnership. These notes are secured by the real properties owned by and notes receivable on sold properties owed to CCEP/2. The Partnership Agreement provides that the Partnership is to terminate on June 24, 2011 unless terminated prior to such date. The Partnership commenced operations on April 28, 1983. The Partnership currently owns one apartment property which is located in Ohio. Six commercial properties were sold in September 1999 and one commercial property was sold in December 1999.

Principles of Consolidation: The financial statements include all the amounts of the Partnership and its 99.00% owned partnership. The General Partner of the consolidated partnerships is ConCap Holdings, Inc. ConCap Holdings Inc. may be removed as the general partner of the consolidated partnership by the
Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

EP/2 Bankruptcy and Reorganization: During 1989, EP/2 defaulted on certain interest payments that were due to CCIP/2 under the Master Loan and, before CCIP/2 was able to exercise its remedies for such default, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding ("Chapter 11").

On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). On November 16, 1990, CCIP/2 consummated a closing under the Plan pursuant to which: (1) CCIP/2 and EP/2 executed an amended and restated loan agreement ("New Master Loan Agreement"); (2) CCEP/2 renewed the deeds of trust on all collateral securing the Master Loan; (3) EP/2 paid CCIP/2 cash of approximately $2.5 million, including $1.8 million contributed by the Corporate General Partners of EP/2 related to their promissory notes; (4) the general partners of EP/2 contributed certain partnership interests in affiliated partnerships ("General Partnership Interests"), which were valued by management of CCIP/2 at approximately $2.5 million, that were assigned to CCIP/2 as additional collateral securing the Master Loan and (5) all liabilities and claims between EP/2's general partners and CCIP/2 were released. See "Note D" for a description of the terms of the New Master Loan Agreement.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $33,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $19,000 for the three months ended March 31, 2002 and $93,000 and $116,000 for the years ended December 31, 2001, and 2000, respectively, were charged to expense as incurred.

Investment Properties: Investment property consists of one apartment complex under construction and is stated at fair value. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded during the three months ended March 31, 2002 and in the years ended December 31, 2001 and 2000. As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value at March 31, 2002. The effect of the adoption was to increase the carrying value of the investment properties by approximately $19,560,000. See "Recent Accounting Pronouncements" below.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria apply to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. Accordingly, the accompanying consolidated statement of operations for 2000 has been restated as of January 1, 2000 to reflect the loss on early extinguishment of debt in operations rather than an extraordinary item.

Note C - Casualty Event

In April 1999, one of the Partnership's residential properties, Glenbridge Manor Apartments, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of December 31, 2002, $11,302,000 in insurance proceeds have been received. These proceeds were used to repay the first mortgage and to pay down the Master Loan. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. A casualty gain of approximately $250,000 was recognized during 2000 as a result of receiving additional insurance proceeds which were not previously recognized out of approximately $577,000 of additional clean up and demolition costs incurred. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed during 2003. As of December 31, 2002, approximately $13,000,000 of the estimated $23,000,000 of the construction contract for reconstruction had been completed by the Partnership. The ultimate remaining insurance proceeds to be received is currently being disputed by the insurance carrier and the Partnership. The Partnership is seeking an additional $3,500,000, however, there can be no assurance that any additional amounts will be received. The Partnership's General Partner is working with the insurance companies to resolve this matter.


Note D - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at December 31, 2002 and 2001, are approximately $14,249,000 and approximately $289,142,000, respectively.

Terms of Master Loan Agreement

Under the terms of the Master Loan, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. The net proceeds from the refinancing of three of the residential properties during the year ended December 31, 2000 were paid to CCIP/2 as required under the terms of the Master Loan Agreement.

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

Advances of approximately $10,763,000 were made during the year ended December 31, 2002 as an advance on the Master Loan. No advances were received from CCIP/2 during the years ended December 31, 2001 and 2000. The Master Loan matured in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair values of the underlying collateral.

The General Partner had been in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 decided to foreclose on the properties that collaterize the Master Loan. During the year ended December 31, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt (see "Note A"), will be executed at a later date. As the deeds were executed, title in the properties previously owned by the Partnership were vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. As a result, during the year ended December 31, 2002, CCIP/2 assumed responsibility for the operations of such properties. When the Partnership no longer has title to the remaining property, the Partnership will be dissolved.

During 2002 and 2001, CCEP/2 paid down the Master Loan by approximately $88,000 and $356,000, respectively. These payments were made from distributions received from three affiliated partnerships. During 2000, CCEP/2 paid down the Master Loan by $7,724,000. These principal payments were made from distributions received from three affiliated partnerships and from proceeds received from the refinance of three of the Partnership's residential properties. These principal payments were made from distributions received from three affiliated partnerships, excess cash from the Partnership's investment properties and from proceeds received from the sale of the Partnership's commercial properties.

Note E - Mortgage Notes Payable

On October 3, 2000, CCEP/2 refinanced the mortgage note payable on Windmere Apartments. The refinancing replaced mortgage indebtedness of $3,000,000 with a new mortgage of $6,075,000. The mortgage was refinanced at a rate of 7.83% compared to the prior rate of 7.33%. Payments of approximately $50,000 were due on the first day of each month until the loan matures on November 1, 2010. A balloon payment of approximately $3,905,000 was due at maturity. Capitalized loan costs incurred for the refinancing were approximately $155,000 at December 31, 2001. Additional loan costs of approximately $7,000 were incurred during the year ended December 31, 2002. Prepayment penalties of approximately $95,000 and the write-off of unamortized loan costs of approximately $50,000 resulted in a loss on early extinguishment of debt of approximately $145,000.

On October 31, 2000, CCEP/2 refinanced the mortgage note payable on Highcrest Townhomes. The refinancing replaced mortgage indebtedness of $4,000,000 with a new mortgage of $6,760,000. The mortgage was refinanced at a rate of 7.72% compared to the prior rate of 7.33%. Payments of approximately $55,000 were due on the first day of each month until the loan matured on February 1, 2010. A balloon payment of approximately $4,868,000 was due at maturity. Capitalized loan costs incurred for the refinancing were approximately $141,000 at December 31, 2001. Additional loan costs of approximately $10,000 were incurred during the year ended December 31, 2002. Prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $52,000 resulted in a loss on early extinguishment of debt of approximately $194,000.

On December 21, 2000, CCEP/2 refinanced the mortgage note payable on Canyon Crest Apartments. The refinancing replaced mortgage indebtedness of $2,000,000 with a new mortgage of $3,640,000. The mortgage was refinanced at a rate of 7.10% compared to the prior rate of 7.33%. Payments of approximately $28,000 were due on the first day of each month until the loan matured on January 1, 2011. A balloon payment of approximately $2,613,000 was due at maturity. Capitalized loan costs incurred for the refinancing were approximately $100,000 at December 31, 2001. Additional loan costs of approximately $12,000 were incurred during the year ended December 31, 2002. Prepayment penalties of approximately $98,000 and the write-off of unamortized loan costs of approximately $38,000 resulted in a loss on early extinguishment of debt of approximately $136,000.

During the year ended December 31, 2000, the General Partner determined that it was in the best interest of the Partnership to repay the mortgage note on Glenbridge Manor. Accordingly, funds which had previously been restricted to rebuild the property were used to repay the mortgage note which had encumbered the property of approximately $6,517,000. A loss on early extinguishment of debt of approximately $35,000 was recognized as a result of unamortized loan costs associated with this mortgage.

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

During the years ended December 31, 2002, 2001, and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $174,000, $346,000, and $257,000 for the years ended December 31, 2002, 2001, and 2000, respectively, which is included in operating expenses.

An affiliate of the General Partner received investment advisory fees amounting to approximately $35,000, $59,000, and $178,000 for the years ended December 31, 2002, 2001, and 2000, respectively, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expense amounting to approximately $171,000, $584,000, and $172,000 for the years ended December 31, 2002, 2001, and 2000, respectively, which are included in general and administrative expenses and investment properties Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $25,000, $395,000 and $70,000 for the years ended December 31, 2002, 2001 and
2000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

For services provided in connection with the refinancings of three of the Partnership's residential properties, the General Partner was paid total commissions related to the refinancings of approximately $165,000 during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $142,000 and $106,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to the compensation and reimbursements described above, interest payments are made to CCIP/2 pursuant to the Master Loan Agreement. Such interest payments totaled approximately $904,000, and $1,198,000 for the years ended
December 31, 2001 and 2000, respectively. No interest payments were made in 2002. Advances of approximately $10,763,000 were received during the year ended December

31, 2002 as an advance on the Master Loan. No advances were made under the Master Loan Agreement during the years ended December 31, 2001, and 2000. Additionally, CCEP/2 made principal payments on the Master Loan of approximately $88,000, $356,000 and $7,724,000, for the years ended December 31, 2002, 2001 and 2000, respectively. These funds were received from distributions from three affiliated partnerships, excess cash from the Partnership's investment properties, proceeds received from the sale of commercial properties and from proceeds received from the refinancing of three of the Partnership's residential properties.

Note G - Real Estate and Accumulated Depreciation

The investment properties owned by the Partnership consist of the following at December 31, 2002 (in thousands):

                                                  Building
                                                 & Related
                                                  Personal
 Description                   Land               Interest              Total

 Glenbridge Manor             $ 1,099             $18,032              $19,131


Note H- Selected Quarterly Financial Data (unaudited)

As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and is no longer being depreciated.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $38,000 and non-audit services (principally tax-related) of approximately $11,000.

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2002:

Entity                                  Number of Units      Percentage

Reedy River Properties
  (an affiliate of AIMCO)                   168,736.5          18.56%
Insignia Properties, LP
  (an affiliate of AIMCO)                    17,240.6           1.90%
AIMCO Properties, LP
  (an affiliate of AIMCO)                  197,474.10          21.72%
Cooper River Properties, LLC
  (an affiliate of AIMCO)                    67,518.7           7.42%

Reedy River Properties, Insignia Properties, LP, and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the year ended December 31, 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $70,000 for the year ended December 31, 2002 which is included in operating expense. No fees were paid in 2001 or 2000 because the Partnership did not own any investment properties.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $394,000, $349,000 and $444,000 for the years ended December 31, 2002, 2001, and 2000, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, the General Partner has loaned the Partnership approximately $10,526,000 during the year ended December 31, 2002 so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Of this $10,526,000, the Partnership paid approximately $100,000 in principal payments during the year ended December 31, 2002. Interest is charged at the prime rate plus 2%. Interest expense was approximately $299,000 for the year ended December 31, 2002.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,969.90 limited partnership units in the Partnership representing 49.60% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.60% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.




                                     PART IV


Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) See Exhibit Index attached.


      (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 2002:

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


                                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                    By:   ConCap Equities, Inc.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                              Date: March 31, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye                                    Date: March 31, 2003
Patrick J. Foye
Executive Vice President and Director


/s/Thomas C. Novosel                                  Date: March 31, 2003
Thomas C. Novosel
Senior Vice President
and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-K of Consolidated Capital Institutional Properties/2;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  ConCap
                                    Equities,  Inc., equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-K of Consolidated Capital Institutional Properties/2;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

      3.2 Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the annual report on Form 10-K for the year ended December 31, 2002).

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

10.18Property  Management  Agreement  No. 412 dated May 13, 1993, by and between
     Consolidated Capital Equity Partners/Two L.P. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).


10.19Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     412) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.20Assignment and Agreement as to Certain Property  Management  Services dated
     May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.21Property  Management  Agreement  No. 413 dated May 13, 1993, by and between
     Consolidated Capital Equity Partners/Two L.P. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.22Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     413) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.23Assignment and Agreement as to Certain Property  Management  Services dated
     May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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

     10.28 Contract for sale of real estate for Towne Center Plaza dated September 22, 1999 between Consolidated Capital Institutional Properties/2, a California limited partnership and Colton Real Estate Group, d/b/a The Colton Company (Filed with Form 8-K/A dated September 22, 1999).

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the year end December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.