Form 10QSB
period 2003-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2003-05-15
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                                 BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  678
   Receivables and deposits                                                      99
   Other assets                                                                  93
   Restricted escrows                                                           116
   Investment in affiliated partnerships                                        987
   Investment properties:
      Land                                                    $ 6,857
      Buildings and related personal property                  20,500
                                                               27,357
      Less accumulated depreciation                              (546)       26,811

   Investment in Master Loan to affiliate                                    18,139
                                                                            $46,923

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 17
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          107
   Due to affiliates                                                         15,184
   Accrued property taxes                                                       372
   Other liabilities                                                            206
   Mortgage notes payable                                                    16,356

Partners' (Deficiency) Capital
   General partner                                             $ (378)
   Limited partners (909,123.60 units issued and
      outstanding)                                             14,918        14,540
                                                                            $46,923


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                   March 31,
                                                                2003          2002
Revenues:
   Rental income                                               $1,027         $ --
   Other income                                                   131            --
   Interest income on net investment in Master Loan
     to affiliate                                                  --             1
   Reduction of provision for impairment loss                      --         3,800
      Total revenues                                            1,158         3,801

Expenses:
   Operating                                                      490            --
   General and administrative                                     129           144
   Depreciation                                                   298            --
   Interest                                                       474             5
   Property taxes                                                 101            --
      Total expenses                                            1,492           149

(Loss) income before equity income from investment               (334)        3,652
Equity income from investment                                     350            --

Net income                                                      $ 16         $3,652

Net income allocated to general partner (1%)                    $ --          $ 37
Net income allocated to limited partners (99%)                     16         3,615

                                                                $ 16         $3,652

Net income per limited partnership unit                        $ 0.02        $ 3.98

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficiency) capital
   at December 31, 2002                909,124        $ (378)    $ 14,902     $ 14,524

Net income for the three months
   ended March 31, 2003                     --            --           16           16

Partners' (deficiency) capital
   at March 31, 2003                   909,124        $ (378)    $ 14,918     $ 14,540

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                  2003          2002
Cash flows from operating activities:
  Net income                                                      $ 16         $ 3,652
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation                                                   298             --
     Amortization of mortgage premium                               (21)            --
     Reduction of provision for impairment loss                      --         (3,800)
     Equity income from investment                                 (350)            --
     Change in accounts:
      Other assets                                                  (41)            --
      Accounts receivable                                            65            100
      Accounts payable                                              (25)            --
      Accrued property taxes                                       (135)            --
      Due to affiliates                                             309              5
      Tenant security deposit liabilities                             3             --
      Other liabilities                                              23              9
        Net cash provided by (used in) operating
         activities                                                 142            (34)

Cash flows from investing activities:
  Property improvements and replacements                           (153)            --
  Advances on Master Loan                                        (3,935)          (831)
  Net deposits to restricted escrows                                (19)            --
  Distributions received from affiliated partnerships               258             --
        Net cash used in investing activities                    (3,849)          (831)

Cash flows from financing activities:
  Advances from affiliates                                        3,835            693
  Principal payments on advances from affiliates                     --           (100)
  Principal payments on mortgage notes payable                     (103)            --
        Net cash provided by financing activities                 3,732            593

Net increase (decrease) in cash and cash equivalents                 25           (272)

Cash and cash equivalents at beginning of period                    653            381

Cash and cash equivalents at end of period                       $ 678          $ 109

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 336          $ --

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterize the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties at September 1, 2002.

At March 31, 2003, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral.

The fair value of the remaining  collateral  property,  which secures the Master
Loan  is  based  on  the  cost  of  reconstruction   which  management  believes
approximates the fair value.

The principal balance of the Master Loan due to the Partnership totaled approximately $18,139,000 at March 31, 2003. This amount represents the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $481,000 and $7,339,000 for the three months ended March 31, 2003 and 2002, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. At March 31, 2003, such cumulative unrecognized interest totaled approximately $995,000 and was not included in the balance of the investment in Master Loan. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership for those properties which were foreclosed on during the third quarter of 2002.

During the three months ended March 31, 2003 and 2002, the Partnership advanced approximately $3,935,000 and $831,000, respectively, on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No principal payments were received for the three months ended March 31, 2003 and 2002. These funds were required to be transferred to the Partnership under the terms of the Master Loan.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $59,000 for the three months ended March 31, 2003, which is included in operating expenses. No fees were paid for the three months ended March 31, 2002 because the Partnership did not own any investment properties during this period.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $114,000 and $99,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

The General Partner has loaned the Partnership approximately $3,835,000 during the three months ended March 31, 2003 so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $193,000 and $5,000 for the three months ended March 31, 2003 and 2002, respectively.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO and is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's costs for insurance coverage and fees associated with policy claims administrations provided by AIMCO and its affiliates will be approximately $49,000 and $59,000, respectively.

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                      Ownership       Investment at
Partnership                    Type of Ownership      Percentage      March 31, 2003
                                                                      (in thousands)
Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%              $ 40
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%                 24
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%                923
                                                                           $ 987

These investments were assumed during the foreclosure of investment properties from CCEP/2 (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distribution related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity income in investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income in investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                             March 31, 2003 and 2002

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  113
   Receivables and deposits                                                     121
   Other assets                                                                   3
   Investment property                                                       22,222
                                                                             22,459
Liabilities
   Accounts payable                                                           3,610
   Accrued property taxes                                                        46
   Tenant security deposit liabilities                                           31
   Other liabilities                                                             16
   Due to affiliates                                                            430
   Master loan and interest payable                                          18,326
                                                                             22,459

Net liabilities in liquidation                                               $ --

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                        Three Months Ended March 31, 2003




Net liabilities in liquidation at December 31, 2002                       $ --

Changes in net liabilities in liquidation attributed to:
  Increase in cash and cash equivalents                                      80
  Increase in receivables and deposits                                        2
  Decrease in other assets                                                  (13)
  Increase in investment properties                                       3,091
  Decrease in accounts payable                                            1,035
  Decrease in accrued property taxes                                         12
  Increase in tenant security deposits                                      (16)
  Increase in other liabilities                                             (10)
  Increase in due to affiliates                                            (104)
  Increase in Master Loan and interest payable                           (4,077)

Net liabilities in liquidation at March 31, 2003                          $ --

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                        Three Months Ended March 31, 2002



Revenues:
   Rental income                                                      $ 1,124
   Other income                                                           132
      Total revenues                                                    1,256

Expenses:
   Operating                                                              428
   General and administrative                                              76
   Depreciation                                                           301
   Interest                                                             7,652
   Property taxes                                                         112
      Total expenses                                                    8,569

Net loss                                                              $(7,313)

Net loss allocated to general partner (1%)                             $ (73)

Net loss allocated to limited partners (99%)                           (7,240)
                                                                      $(7,313)

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
     CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)



                                        General           Limited
                                        Partner          Partners           Total

Partners' deficit at
  December 31, 2001                    $ (2,932)        $(291,700)       $(294,632)

Net loss for the three months
   ended March 31, 2002                     (73)           (7,240)          (7,313)

Partners' deficit at
  March 31, 2002                       $ (3,005)        $(298,940)       $(301,945)

Adjustment to Liquidation
 Basis (Notes A and D)                                                     301,945

Net liabilities in Liquidation                                              $ --

            See Accompanying Notes to Consolidated Financial Statements


                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                        Three Months Ended March 31, 2002


Cash flows from operating activities:
  Net loss                                                             $(7,313)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                          301
     Amortization of loan costs                                              5
     Change in accounts:
      Receivables and deposits                                               6
      Other assets                                                        (179)
      Accounts payable                                                     487
      Accrued property taxes                                              (122)
      Tenant security deposit liabilities                                   (2)
      Other liabilities                                                     96
      Interest on Master Loan                                            7,339
        Net cash provided by operating activities                          618

Cash flows from investing activities:
  Net deposits to restricted escrows                                        (1)
  Property improvements and replacements                                (1,933)
        Net cash used in investing activities                           (1,934)

Cash flows from financing activities:
  Principal payments on mortgage notes payable                             (96)
  Advances on Master Loan                                                  831
        Net cash provided by financing activities                          735

Net decrease in cash and cash equivalents                                 (581)

Cash and cash equivalents at beginning of period                         1,307
Cash and cash equivalents at end of period                              $ 726
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                $ 306
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable            $ 985

At March 31, 2002 and December 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $430,000.

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2" or the "Partnership") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Institutional Properties/2 ("CCIP/2"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan
Agreement and to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000 and the Partnership did not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor did Concap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership was experiencing. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. Upon completion of the execution of the deeds in lieu of foreclosure on the final property held by the Partnership, the Partnership will cease to exist as a going concern and will be dissolved. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at March 31, 2003 is approximately $18,326,000.

Terms of Master Loan Agreement

The General Partner had been in negotiations with CCIP/2 with respect to its options which include CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 decided to foreclose on the properties that collaterize the Master Loan. During the year ended December 31, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. As a result, during the year ended December 31, 2002, CCIP/2 assumed responsibility for the operations of such properties. When CCEP/2 no longer has title to the remaining property, the Partnership will be dissolved.

Under the terms of the Master Loan, interest accrues at 10% per annum and payments are due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments are less than the current accrued interest during the quarterly period, the unpaid interest is added to principal, compounded annually, and is payable at the loan's maturity. If such Excess Cash Flow payments are greater than the currently payable interest, the excess amount is applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of CCEP/2's remaining property will be paid to CCIP/2 under the terms of the Master Loan Agreement.

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

Advances of approximately $3,935,000 and $831,000 were made during the three months ended March 31, 2003 and 2002, respectively, on the Master Loan. The Master Loan matured in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair value of the underlying collateral.

No payments of principal or interest were made for the three months ended March 31, 2003 and 2002.

Note C - Casualty Event

In April 1999, the Partnership's residential property, Glenbridge Manor Apartments, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of March 31, 2003, $11,302,000 in insurance proceeds had been received. These proceeds were used to repay the first mortgage and to pay down the Master Loan. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed during 2003. As of March 31, 2003, approximately $16,000,000 of the estimated $23,000,000 of the construction contract for reconstruction had been completed by the Partnership. The ultimate remaining insurance proceeds to be received is currently being disputed by the insurance carrier and the Partnership. The Partnership is seeking an additional $3,500,000, however, there can be no assurance that any additional amounts will be received. The Partnership's General Partner is working with the insurance companies to resolve this matter.

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

CCEP/2 is also subject to an Investment Advisory Agreement between CCEP/2 and an affiliate of the General Partner. This agreement provides for an annual fee, payable in monthly installments, to an affiliate of the General Partner for advising and consulting services for CCEP/2's properties.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $8,000 and $61,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received investment advisory fees amounting to approximately $20,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 and $56,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating, general and administrative expenses and investment properties. As of March 31, 2003, the total amount due to the General Partner was approximately $78,000. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $16,000 for the three months ended March 31, 2002. No such fees were earned for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During the three months ended March 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $55,000 to assist in paying the taxes of the Partnership. Interest is charged at the prime rate plus 2%. Interest expense was less than $1,000 for the three months ended March 31, 2003. As of March 31, 2003, the total amount due to the General Partner was approximately $352,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO and is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's costs for insurance coverage and fees associated with policy claims administrations provided by AIMCO and its affiliates will be approximately $75,000 and $142,000, respectively.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. CCEP/2 made no principal or interest payments during the three months ended March 31, 2003 and 2002.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                    Average Occupancy
      Property                                      2003        2002

      Canyon Crest Apartments (1)                   85%          91%
         Littleton, Colorado
      Windemere Apartments (2)                      85%          88%
         Houston, Texas
      Highcrest Townhomes                           96%          98%
         Wood Ridge, Illinois

(1) The General Partner attributes the decrease in occupancy at Canyon Crest Apartments to increased competition in the local market.

(2) The General Partner attributes the decrease in occupancy at Windemere Apartments to employer layoffs in the area and a favorable home buying market.

The Partnership foreclosed on the investment properties during the third quarter of 2002.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 was approximately $16,000 compared to approximately $3,652,000 for the corresponding period in 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. Total revenue decreased primarily due to the decrease in the reduction of provision for impairment loss on the investment in the Master Loan partially offset by the increase in rental income and other income. Rental income, other income, and total expense increased due to the operations of the foreclosed properties.

Included in general and administrative expense for the three months ended March 31, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to asses the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $678,000 as compared to approximately $109,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $25,000 from the Partnership's year end is due to approximately $3,849,000 of cash used in investing activities, offset by approximately $3,732,000 and $142,000 of cash provided by financing and operating activities, respectively. Cash provided by financing activities consisted of loans from an affiliate of the General Partner partially offset by principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of advances made on the Master Loan and property improvements and replacements partially offset by distributions received from affiliated partnerships. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the registrant and to comply with Federal, state, and local legal an regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Canyon Crest

During the three months ended March 31, 2003, the Partnership completed approximately $49,000 of capital improvements at Canyon Crest Apartments, consisting primarily of structural and electrical upgrades, plumbing fixtures, and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $257,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades, appliances, cabinets, pool upgrades, and playground equipment. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Windemere Townhomes

During the three months ended March 31, 2003, the Partnership completed approximately $52,000 of capital improvements at Windemere Townhomes, consisting primarily of major landscaping, appliances, and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, cabinets, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Highcrest Townhomes

During the three months ended March 31, 2003, the Partnership completed approximately $52,000 of capital improvements at Highcrest Townhomes, consisting primarily of plumbing fixtures, water heaters, and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $135,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of building upgrades, cabinets, appliances, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $16,356,000 is being amortized over 240 months with balloon payments due in 2010 and 2011.

During the three months ended March 31, 2003 and 2002 no principal payments on the Master Loan were received by the Partnership. There were no principal payments made on the Master Loan due to CCEP/2's negative cash flow for the three months ended March 31, 2003 and 2002.

The Partnership made no distributions during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate of the General Partner to permit any distributions to its partners for the remainder of 2003 or subsequent periods.

CCEP/2 Property Operations

CCIP/2 has foreclosed on three of the four properties that collaterize the Master Loan (see "Note B"). During 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, will be executed at a later date. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When CCEP/2 no longer has title to the remaining property, it will be dissolved.

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

During the three month period from December 31, 2002 to March 31, 2003, the net change in liabilities increased 21%, primarily due to advances on the Master Loan from CCIP/2, and an increase in investment property. The increase in the investment property is due to expenditures made to complete the rebuilding of the property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,969.90 limited partnership units in the Partnership representing 49.61% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties foreclosed upon during the third quarter of 2002 are recorded at their fair market value at the time of the foreclosure, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

                  None.

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: May 15, 2003

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/2;


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


Date:  May 15, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Concap Equities,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/2;


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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.