Form 10QSB
period 2003-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2003-08-14
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $  506
   Receivables and deposits                                                     106
   Other assets                                                                 110
   Restricted escrows                                                            77
   Investment in affiliated partnerships                                        987
   Investment properties:
      Land                                                    $ 6,857
      Buildings and related personal property                  20,616
                                                               27,473
      Less accumulated depreciation                              (787)       26,686

   Investment in Master Loan to affiliate                                    20,732
                                                                            $49,204

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 33
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          108
   Due to affiliates                                                         17,955
   Accrued property taxes                                                       365
   Other liabilities                                                            157
   Mortgage notes payable                                                    16,242

Partners' (Deficiency) Capital
   General partner                                             $ (381)
   Limited partners (909,123.60 units issued and
      outstanding)                                             14,584        14,203
                                                                            $49,204


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                   2003        2002        2003       2002
Revenues:
  Rental income                                   $ 1,050      $ --      $ 2,077      $ --
  Other income                                        137          --        268         --
  Interest income on investment in Master
   Loan to affiliate                                   --          --         --          1
  Reduction of provision for impairment
   loss                                                --          --         --      3,800
     Total revenues                                 1,187          --      2,345      3,801

Expenses:
  Operating                                           450          --        940         --
  General and administrative                          149         127        278        271
  Depreciation                                        241          --        539         --
  Interest                                            547          48      1,021         53
  Property taxes                                      137          --        238         --
     Total expenses                                 1,524         175      3,016        324

Net (loss) income from operations                    (337)       (175)      (671)     3,477
Equity in income from investment                       --          --        350         --

Net (loss) income                                 $ (337)     $ (175)     $ (321)   $ 3,477

Net (loss) income allocated to general
  partner (1%)                                     $ (3)       $ (2)       $ (3)      $ 35
Net (loss) income allocated to limited
  partners (99%)                                     (334)       (173)      (318)     3,442

                                                  $ (337)     $ (175)     $ (321)   $ 3,477

Net (loss) income per limited partnership
  unit                                            $ (0.37)    $ (0.19)   $ (0.35)    $ 3.79

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficiency) capital
   at December 31, 2002                909,124        $ (378)    $ 14,902     $ 14,524

Net loss for the six months
   ended June 30, 2003                      --            (3)        (318)        (321)

Partners' (deficiency) capital
   at June 30, 2003                    909,124        $ (381)    $ 14,584     $ 14,203


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                  2003          2002
Cash flows from operating activities:
  Net (loss) income                                              $ (321)       $ 3,477
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation                                                   539             --
     Amortization of mortgage premium                               (29)            --
     Reduction of provision for impairment loss                      --         (3,800)
     Equity in income from investment                              (350)            --
     Change in accounts:
      Other assets                                                  (58)            --
      Accounts receivable                                            58            100
      Accounts payable                                               (9)            --
      Accrued property taxes                                       (142)            --
      Due to affiliates                                             566             53
      Tenant security deposit liabilities                             4             --
      Other liabilities                                             (26)            16
        Net cash provided by (used in) operating
         activities                                                 232           (154)

Cash flows from investing activities:
  Property improvements and replacements                           (269)            --
  Advances on Master Loan                                        (6,528)        (5,408)
  Principal receipts on Master Loan                                  --             52
  Net withdrawals from restricted escrows                            20             --
  Distributions received from affiliated partnerships               258             --
        Net cash used in investing activities                    (6,519)        (5,356)

Cash flows from financing activities:
  Advances from affiliates                                        6,349          5,270
  Principal payments on advances from affiliates                     --           (100)
  Principal payments on mortgage notes payable                     (209)            --
        Net cash provided by financing activities                 6,140          5,170

Net decrease in cash and cash equivalents                          (147)          (340)

Cash and cash equivalents at beginning of period                    653            381

Cash and cash equivalents at end of period                       $ 506          $ 41

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 632          $ --

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. The General Partner is a subsidiary of Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note B - Net Investment in Master Loan and Loss on Foreclosure Real Estate

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), a California general partnership. The general partner of CCEP/2 is an affiliate of the General Partner. The Partnership loaned funds to CCEP/2 subject to a non-recourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and are owned by CCEP/2.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterize the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, is expected to be executed during the second half of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties at September 1, 2002.

At June 30, 2003, the recorded investment in the Master Loan is considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan." The Partnership measures the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan is expected to be provided solely by the collateral.

The fair value of the remaining  collateral  property,  which secures the Master
Loan  is  based  on  the  cost  of  reconstruction   which  management  believes
approximates the fair value.

The principal balance of the Master Loan due to the Partnership totaled approximately $20,732,000 at June 30, 2003. This amount represents the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $985,000 and $264,499,000 for the six months ended June 30, 2003 and 2002, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. At June 30, 2003, such cumulative unrecognized interest totaled approximately $1,499,000 and was not included in the balance of the investment in Master Loan. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership for those properties which were foreclosed on during the third quarter of 2002.

During the six months ended June 30, 2003 and 2002, the Partnership advanced approximately $6,528,000 and $5,408,000, respectively, on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No principal payments were received for the six months ended June 30, 2003. During the six months ended June 30, 2002, the Partnership received approximately $52,000 as principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to the Partnership under the terms of the Master Loan.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $118,000 for the six months ended June 30, 2003, which is included in operating expenses. No fees were paid for the six months ended June 30, 2002 because the Partnership did not own any investment properties during this period.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $210,000 and $197,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses. At June 30, 2003, approximately $334,000 is due to the General Partner.

The General Partner has loaned the Partnership approximately $6,349,000 and $5,270,000 during the six months ended June 30, 2003 and 2002, respectively, so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $447,000 and $53,000 for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, approximately $17,621,000 in principal and accrued interest is due to the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO and is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003, the Partnership was charged by AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration. No such charges were incurred in 2002 because the Partnership did not own any properties.

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                      Ownership       Investment at
Partnership                    Type of Ownership      Percentage      June 30, 2003
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
                                                                           $ 987

These investments were assumed during the foreclosure of investment properties from CCEP/2 (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2003, the Partnership received approximately $258,000 in distributions from two of the partnerships. Approximately $243,000 of the distribution related to the sale of one of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                             June 30, 2003 and 2002

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                              $ 141
   Receivables and deposits                                                 121
   Other assets                                                              78
   Investment property                                                   26,744
                                                                         27,084
Liabilities
   Accounts payable                                                       5,704
   Accrued property taxes                                                    30
   Tenant security deposit liabilities                                       38
   Other liabilities                                                        136
   Due to affiliates                                                        444
   Master loan and interest payable                                      20,732
                                                                         27,084

Net liabilities in liquidation                                             $ --

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                         Six Months Ended June 30, 2003




Net liabilities in liquidation at December 31, 2002                       $ --

Changes in net liabilities in liquidation attributed to:
  Increase in cash and cash equivalents                                     108
  Increase in receivables and deposits                                        2
  Increase in other assets                                                   62
  Increase in investment properties                                       7,613
  Increase in accounts payable                                           (1,059)
  Decrease in accrued property taxes                                         28
  Increase in tenant security deposits                                      (23)
  Increase in other liabilities                                            (130)
  Increase in due to affiliates                                            (118)
  Increase in Master Loan and interest payable                           (6,483)

Net liabilities in liquidation at June 30, 2003                           $ --

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

At March 31, 2002, accounts payable and property improvements and replacements were adjusted by approximately $430,000.

            See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2" or the "Partnership") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Institutional Properties/2 ("CCIP/2"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan
Agreement and to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000 and the Partnership did not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor did Concap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership was experiencing. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. Upon completion of the execution of the deed in lieu of foreclosure on the final property held by the Partnership, the Partnership will cease to exist as a going concern and will be dissolved. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Master Loan and Accrued Interest Payable

The Master Loan principal and accrued interest payable balances at June 30, 2003 is approximately $20,732,000.

Terms of Master Loan Agreement

The General Partner had been in negotiations with CCIP/2 with respect to its options which included CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 decided to foreclose on the properties that collaterize the Master Loan. During the year ended December 31, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, is expected to be executed during the second half of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. As a result, during the year ended December 31, 2002, CCIP/2 assumed responsibility for the operations of such properties. When CCEP/2 no longer has title to the remaining property, the Partnership will be dissolved.

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

Advances of approximately $6,528,000 and $5,408,000 were made during the six months ended June 30, 2003 and 2002, respectively, on the Master Loan. The Master Loan matured in November 2000. The General Partner has determined that the Master Loan and related interest payable has no determinable fair value since payments are limited to net cash flows, as defined, but is not believed to be in excess of the fair value of the underlying collateral.

During the six months ended June 30, 2002, CCEP/2 made principal payments on the Master Loan of approximately $52,000 consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to CCIP/2 under the terms of the Master Loan. CCEP/2 made no principal or interest payments during the six months ended June 30, 2003.

Note C - Casualty Event

In April 1999, the Partnership's residential property, Glenbridge Manor Apartments, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of June 30, 2003, $11,302,000 in insurance proceeds had been received. These proceeds were used to repay the first mortgage and to pay down the Master Loan. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed during 2003. As of June 30, 2003, approximately $25,600,000 of the estimated $28,000,000 of the construction contract for reconstruction had been completed by the Partnership and approximately 175 of the 290 units at the property had been completed. Subsequent to June 30, 2003, the Partnership received approximately $3,900,000 from the insurance carrier in a final settlement of all claims.

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

During the six months ended June 30, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $125,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received investment advisory fees amounting to approximately $28,000 and $19,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $97,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses. As of June 30, 2003, the total amount due to the General Partner was approximately $18,000. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $16,000 for the six months ended June 30, 2002. No such fees were earned for the six months ended June 30, 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During the six months ended June 30, 2003, an affiliate of the General Partner advanced the Partnership approximately $119,000 to assist in paying the taxes of the Partnership. During 2002, an affiliate of the General Partner loaned the Partnership approximately $291,000 to assist with the operations of Glenbridge Manor. Interest is charged at the prime rate plus 2%. Interest expense was $10,000 for the six months ended June 30, 2003. As of June 30, 2003, the total amount due to the General Partner was approximately $423,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO and is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. During the six months ended June 30, 2002, CCEP/2 made principal payments on the Master Loan of approximately $52,000 consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to CCIP/2 under the terms of the Master Loan. CCEP/2 made no principal or interest payments during the six months ended June 30, 2003.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                    Average Occupancy
      Property                                      2003        2002

      Canyon Crest Apartments (1)                   88%          92%
         Littleton, Colorado
      Windemere Apartments                          87%          89%
         Houston, Texas
      Highcrest Townhomes                           96%          97%
         Wood Ridge, Illinois

(1) The General Partner attributes the decrease in occupancy at Canyon Crest Apartments to increased competition in the local market.

The Partnership foreclosed on the investment properties during the third quarter of 2002.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2003 was approximately $321,000 compared to approximately $3,477,000 in net income for the corresponding period in 2002. The Partnership's net loss for the three months ended June 30, 2003 was approximately $337,000 compared to a net loss of approximately $175,000 for the corresponding period in 2002. The decrease in net income for the six months ended June 30, 2003 is due to a decrease in total revenues and an increase in total expenses, partially offset by equity in income from investments. The increase in net loss for the three months ended June 30, 2003 is due to an increase in total expenses offset by an increase in total revenues. Total revenue decreased for the six months ended June 30, 2003 primarily due to the decrease in the reduction of provision for impairment loss on the investment in the Master Loan partially offset by an increase in rental income and other income. Rental income, other income, and total expenses for both the six and three month periods increased due to the operations of the foreclosed properties.

The equity in income from investment for the six months ended June 30, 2003 is primarily due to the recognition of the Partnership's earnings on its investments in affiliated partnerships assumed during the foreclosure of investment properties from CCEP/2. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2003, the Partnership received distributions of approximately $258,000 from two of the affiliated partnerships, of which approximately $243,000 related to the sale of one of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.

Included in general and administrative expense for the six months ended June 30, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $506,000 as compared to approximately $41,000 at June 30, 2002. The decrease in cash and cash equivalents of approximately $147,000 from the Partnership's year end is due to approximately $6,519,000 of cash used in investing activities, offset by approximately $6,140,000 and $232,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of advances made on the Master Loan and property improvements and replacements partially offset by distributions received from affiliated partnerships and net withdrawals from restricted escrows. Cash provided by financing activities consisted of loans from an affiliate of the General Partner partially offset by principal payments on the mortgages encumbering the investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Canyon Crest

During the six months ended June 30, 2003, the Partnership completed approximately $80,000 of capital improvements at Canyon Crest Apartments, consisting primarily of structural and electrical upgrades, fencing, and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades, appliance and cabinet replacements, pool upgrades, and playground equipment. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Windemere Townhomes

During the six months ended June 30, 2003, the Partnership completed approximately $82,000 of capital improvements at Windemere Townhomes, consisting primarily of major landscaping, parking lot resurfacing, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliances, cabinets, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Highcrest Townhomes

During the six months ended June 30, 2003, the Partnership completed approximately $107,000 of capital improvements at Highcrest Townhomes, consisting primarily of plumbing fixtures, water heaters, cabinets, and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $35,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of building upgrades, cabinets, appliances, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $16,242,000 is being amortized over 240 months with balloon payments due in 2010 and 2011.

During the six months ended June 30, 2003 no principal payments on the Master Loan were received by the Partnership. There were no principal payments made on the Master Loan due to CCEP/2's negative cash flow for the six months ended June 30, 2003. During the six months ended June 30, 2002, the Partnership received principal payments on the Master Loan of approximately $52,000 consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to CCIP/2 under the terms of the Master Loan.

The Partnership made no distributions during the six months ended June 30, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate of the General Partner to permit any distributions to its partners for the remainder of 2003 or subsequent periods.

CCEP/2 Property Operations

CCIP/2 has foreclosed on three of the four properties that collaterize the Master Loan (see "Note B"). During 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, is expected to be executed during the second half of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. When CCEP/2 no longer has title to the remaining property, it will be dissolved.

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

During the six month period from December 31, 2002 to June 30, 2003, the net change in liabilities increased 40%, primarily due to advances on the Master Loan from CCIP/2, and an increase in investment property. The increase in the investment property is due to expenditures made to complete the rebuilding of the property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,969.90 limited partnership units (the "Units") in the Partnership representing 49.61% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/2;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of Concap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/2;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.