Form 10QSB
period 2003-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2003-11-14
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                $ 1,429
   Receivables and deposits                                                     171
   Other assets                                                                 164
   Restricted escrows                                                            77
   Investment in affiliated partnerships                                        945
   Investment in Master Loan to affiliate                                       200
   Investment properties:
      Land                                                    $ 7,956
      Buildings and related personal property                  49,453
                                                               57,409
      Less accumulated depreciation                            (1,090)       56,319

                                                                            $59,305

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                         $ 2,916
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          156
   Due to affiliates                                                         21,203
   Accrued property taxes                                                       417
   Other liabilities                                                            239
   Mortgage notes payable                                                    16,114

Partners' (Deficiency) Capital
   General partner                                             $ (342)
   Limited partners (909,123.60 units issued and
      outstanding)                                             18,461        18,119
                                                                            $59,305


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   2003        2002        2003       2002
Revenues:
  Rental income                                   $ 1,215      $ 382     $ 3,292     $ 382
  Other income                                        164          54        432         54
  Interest income on investment in Master
   Loan to affiliate                                   --          --         --          1
  Reduction of provision for impairment
   loss                                                --          --         --      3,800
     Total revenues                                 1,379         436      3,724      4,237

Expenses:
  Operating                                           730         109      1,670        109
  General and administrative                          149         133        427        404
  Depreciation                                        303          63        842         63
  Interest                                            588         204      1,609        257
  Property taxes                                      143          40        381         40
     Total expenses                                 1,913         549      4,929        873

(Loss) income from operations                        (534)       (113)    (1,205)     3,364
Equity in income from investment                      749          --      1,099         --

Income (loss) from continuing operations              215        (113)      (106)     3,364
Gain (loss) on foreclosure of real estate           3,701        (343)     3,701       (343)

Net income (loss)                                 $ 3,916     $ (456)    $ 3,595    $ 3,021

Net income (loss) allocated to general
  partner (1%)                                     $ 39        $ (5)       $ 36       $ 30
Net income (loss) allocated to limited
  partners (99%)                                    3,877        (451)     3,559      2,991

                                                  $ 3,916     $ (456)    $ 3,595    $ 3,021
Per limited partnership unit:
  Income (loss) from continuing operations        $ 0.23      $ (0.12)   $ (0.12)    $ 3.66
  Gain (loss) on foreclosure of real estate          4.03       (0.37)      4.03      (0.37)

                                                  $ 4.26      $ (0.49)    $ 3.91     $ 3.29

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficiency) capital
  at December 31, 2002                 909,124        $ (378)    $ 14,902     $ 14,524

Net income for the nine months
  ended September 30, 2003                  --            36        3,559        3,595

Partners' (deficiency) capital
  at September 30, 2003                909,124        $ (342)    $ 18,461     $ 18,119


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2003           2002
Cash flows from operating activities:
  Net income                                                    $ 3,595        $ 3,021
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     (Gain) loss on foreclosure                                  (3,701)           343
     Depreciation                                                   842             63
     Amortization of mortgage premium                               (49)            --
     Reduction of provision for impairment loss                      --         (3,800)
     Equity in income from investment                            (1,099)            --
     Change in accounts:
      Other assets                                                  (54)             1
      Accounts receivable                                            71           (201)
      Accounts payable                                             (430)            11
      Accrued property taxes                                       (128)            40
      Due to affiliates                                             984            354
      Tenant security deposit liabilities                             5             --
      Other liabilities                                              34             79
        Net cash provided by (used in) operating
         activities                                                  70            (89)

Cash flows from investing activities:
  Property improvements and replacements                         (1,317)            (9)
  Advances on Master Loan                                        (7,908)        (6,781)
  Principal receipts on Master Loan                                  --             88
  Net withdrawals from restricted escrows                            20             --
  Distributions received from affiliated partnerships             1,049             19
        Net cash used in investing activities                    (8,156)        (6,683)

Cash flows from financing activities:
  Advances from affiliates                                        9,179          6,644
  Principal payments on advances from affiliates                     --           (100)
  Principal payments on mortgage notes payable                     (317)           (32)
        Net cash provided by financing activities                 8,862          6,512

Net increase (decrease) in cash and cash equivalents                776           (260)
Cash and cash equivalents at beginning of period                    653            381
Cash and cash equivalents at end of period                      $ 1,429         $ 121

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 890          $ 101

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                 (in thousands)


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the nine months ended September 30, 2003, Glenbridge Manor Apartments was foreclosed upon by the Partnership. During the nine months ended September 30, 2002, Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments were foreclosed upon by the Partnership. In connection with these foreclosures, the following accounts were adjusted by the non-cash amounts noted below:


                                                    2003                 2002

         Accounts receivable                        $ (78)              $ (346)
         Master Loan                                21,912               11,565
         Restricted escrows                             --                  (96)
         Other assets                                  (58)                  (1)
         Investment properties                     (28,888)             (27,000)
         Investment in affiliated
           partnerships                                 --                 (918)
         Accounts payable                            3,304                    4
         Tenant security deposit
           liabilities                                  47                  104
         Accrued property taxes                         38                  275
         Other liabilities                              22                  121
         Mortgage notes payable                         --               16,635
         (Gain) loss on foreclosure of
           real estate                            $ (3,701)             $ 343

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003 under FIN 46. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At September 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $945,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of its unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note B - Net Investment in Master Loan and Gain on Foreclosure Real Estate

The Partnership was formed for the benefit of its limited partners to lend funds to Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), a California general partnership. The general partner of CCEP/2 is an affiliate of the General Partner. The Partnership loaned funds to CCEP/2 subject to a non-recourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and were owned by CCEP/2.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralize the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterize the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties at September 1, 2002 and September 1, 2003, respectively.

The following table sets forth the Partnership's non-cash activities during the nine months ended September 30, 2003 with respect to the foreclosure of Glenbridge Manor Apartments and during the nine months ended September 30, 2002 with respect to the foreclosure of Canyon Crest Apartments, Highcrest Townhomes and Windemere Apartments (in thousands):

                                                             Nine Months Ended
                                                               September 30,
                                                            2003          2002
   Investment properties (a)                              $ 28,888     $ 27,000
   Investments in affiliated partnerships (b)                   --          918
   Mortgage notes payable (c)                                   --      (16,635)
   Master loan, net of allowance (d)                       (21,912)     (11,565)
   Other liabilities received, net of other assets
     assumed                                                (3,275)         (61)

   Gain (loss) on foreclosure of real estate               $ 3,701       $ (343)

(a) For Glenbridge Manor Apartments, the amount represents the fair market value of the property which is based on the cost of reconstruction. For the other properties, the amount represents the estimated fair value of the properties. The fair value was determined by an appraisal obtained in September 2000 from an independent third party which have been updated by management using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property and adjusted by management for current market conditions, physical condition of each respective property, and other factors.

(b)   See Note D.

(c) Amount represents the present value of the mortgages encumbering the investment properties discounted at a rate currently available to the Partnership.

(d) For Glenbridge Manor Apartments, the amount of the Master Loan is associated with advances made with respect to the reconstruction of the property. There was no allowance associated with this amount. The amount for the nine months ended September 30, 2002 represents the amount of the Master Loan associated with the three properties of $35,894 net of the allowance for impairment loss of $24,329.

Glenbridge Manor Apartments had no operations during 2000 and 2001 and minimal operations during 2002. The property had not reached a stabilized occupancy at the time of the foreclosure in 2003. As a result, the inclusion of the information required by the Securities and Exchange Commission for the acquisition of real estate property has not been provided as its inclusion would not be meaningful.

At September 30, 2002, the recorded investment in the Master Loan was considered to be impaired under "Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan". The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan was expected to be provided solely by the collateral. For the nine months ended September 30, 2002, the Partnership recorded approximately $3,800,000 in income based upon an increase in the fair value of the collateral. The increase in the fair value of the collateral was due to the reconstruction of Glenbridge Manor Apartments.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the terms of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,395,000 and $19,096,000 for the nine months ended September 30, 2003 and 2002, respectively. Interest income is recognized on the cash basis in accordance with SFAS 114. At September 30, 2003, such cumulative unrecognized interest totaled approximately $1,909,000 and was not included in the balance of the investment in Master Loan. The cumulative unrecognized interest owed on the Master Loan was forgiven by the Partnership when the properties were foreclosed on during the third quarters of 2003 and 2002.

During the nine months ended September 30, 2003 and 2002, the Partnership advanced approximately $7,908,000 and $6,781,000, respectively, on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No principal payments were received for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, the Partnership received approximately $88,000 in principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to the Partnership under the terms of the Master Loan.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $186,000 and $13,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $316,000 and $296,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses. At September 30, 2003, approximately $444,000 is due to an affiliate of the General Partner.

The General Partner has loaned the Partnership approximately $9,179,000 and $6,644,000 during the nine months ended September 30, 2003 and 2002, respectively, so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. During the nine months ended September 30, 2002, the Partnership paid approximately $100,000 in principal payments. No such payments were made during the corresponding period in 2003. Interest is charged at the prime rate plus 2%. Interest expense was approximately $754,000 and $155,000 for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, approximately $20,759,000 in principal and accrued interest is due to an affiliate of the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO and is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003, the Partnership was charged by AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration. No such charges were incurred in 2002 because the Partnership did not own any properties.

Note D - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                     Ownership       Investment at
Partnership                    Type of Ownership     Percentage    September 30, 2003
                                                                     (in thousands)
Consolidated Capital            Non-controlling
  Growth Fund                    General Partner       0.40%              $ 17
Consolidated Capital            Non-controlling
  Properties III                 General Partner       1.85%                 23
Consolidated Capital            Non-controlling
  Properties IV                  General Partner       1.85%                905
                                                                           $ 945

These investments were assumed during the foreclosure of investment properties from CCEP/2 (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2003 and 2002, the Partnership received approximately $1,049,000 and $19,000, respectively, in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Note E - Glenbridge Manor Apartments

In April 1999, Glenbridge Manor Apartments, was completely destroyed by a tornado. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed during 2003. As of September 30, 2003, approximately $28,581,000 of the estimated $29,000,000 construction contract for reconstruction had been completed by the Partnership and approximately 245 of the 290 units at the property had been completed. The Partnership estimates completion of the project in the fourth quarter of 2003.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.


                    UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            FOR THE NINE MONTHS ENDED

                           September 30, 2003 and 2002

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2003



Assets
   Cash and cash equivalents                                         $  401

Liabilities
   Other liabilities                                                    158
   Due to affiliates                                                     15
   Estimated costs during the period of liquidation                      28
                                                                        201

Net assets in liquidation                                            $  200

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
           CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                   September 30, 2003

Net liabilities in liquidation at December 31, 2002                       $ --

Changes in net liabilities in liquidation attributed to:
  Increase in cash and cash equivalents                                      368
  Decrease in receivables and deposits                                      (119)
  Decrease in other assets                                                   (16)
  Decrease in investment properties                                      (19,131)
  Decrease in accounts payable                                             4,645
  Decrease in accrued property taxes                                          58
  Decrease in tenant security deposits                                        15
  Increase in other liabilities                                             (152)
  Decrease in due to affiliates                                              311
  Decrease in Master Loan and interest payable                            14,249
  Increase in estimated costs during the period of liquidation               (28)

Net assets in liquidation at September 30, 2003                           $ 200


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
                                                                      $(7,313)

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
     CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT/NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)


                                        General           Limited
                                        Partner          Partners           Total

Partners' deficit at
  December 31, 2001                    $ (2,932)        $(291,700)       $(294,632)

Net loss for the three months
  ended March 31, 2002                      (73)           (7,240)          (7,313)

Partners' deficit at
  March 31, 2002                       $ (3,005)        $(298,940)        (301,945)

Adjustment to Liquidation
  Basis (Notes A and D)                                                    301,945

Net liabilities in Liquidation
  at March 31, 2002                                                         $ --


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

                   See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL EQUITY PARTNERS/TWO, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

On March 31, 2002, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2" or the "Partnership") adopted the liquidation basis of accounting as a result of the Partnership receiving notification from Consolidated Capital Institutional Properties/2 ("CCIP/2"), the holder of the nonrecourse note ("Master Loan") and a related party, of its intention to exercise its remedy under the Master Loan
Agreement and to execute deeds in lieu of foreclosure on the investment properties held by the Partnership. The Master Loan matured in November 2000 and the Partnership did not have the means with which to satisfy its obligation under the Master Loan. No other sources of additional financing have been identified by the Partnership, nor did Concap Holdings, Inc. (the "General Partner") have any other plans to remedy the liquidity problems the Partnership was experiencing. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the final property held by the Partnership was executed in the third quarter of 2003. Since the Partnership has no properties, it will cease to exist as a going concern, and the General Partner anticipates that it will be dissolved. The General Partner is ultimately owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at March 31, 2002, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with completing the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Note B - Master Loan and Accrued Interest Payable

Terms of Master Loan Agreement

The General Partner had been in negotiations with CCIP/2 with respect to its options which included CCIP/2 foreclosing on the properties in CCEP/2 which collateralize the Master Loan or extending the terms of the Master Loan. CCIP/2 decided to foreclose on the properties that collaterize the Master Loan. During the year ended December 31, 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of the Partnership. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, was executed during the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. As a result, CCIP/2 assumed responsibility for the operations of such properties. Because CCEP/2 no longer has title to any properties, the General Partner anticipates that the Partnership will be dissolved.

Prior to the foreclosure of the last property, the Master Loan principal and accrued interest payable balance was approximately $21,912,000. The foreclosure of the property resulted in the settlement of all outstanding balances.

Under the terms of the Master Loan, interest accrued at 10% per annum and payments were due quarterly in an amount equal to Excess Cash Flow, generally defined in the Master Loan Agreement as net cash flow from operations after capital improvements and third-party debt service. If such Excess Cash Flow payments were less than the current accrued interest during the quarterly period, the unpaid interest was added to principal, compounded annually, and was payable at the loan's maturity. If such Excess Cash Flow payments were greater than the currently payable interest, the excess amount was applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of CCEP/2's remaining property would be paid to CCIP/2 under the terms of the Master Loan Agreement.

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

Advances of approximately $7,908,000 and $6,781,000 were made during the nine months ended September 30, 2003 and 2002, respectively, on the Master Loan. The Master Loan matured in November 2000. During the nine months ended September 30, 2002, CCEP/2 made principal payments on the Master Loan of approximately $88,000 consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to CCIP/2 under the terms of the Master Loan. CCEP/2 made no principal or interest payments during the nine months ended September 30, 2003.

Note C - Casualty Event

In April 1999, the Partnership's residential property, Glenbridge Manor Apartments, was completely destroyed by a tornado. It is estimated that the property sustained approximately $16,000,000 in damages. As of September 30, 2003, $11,302,000 in insurance proceeds had been received. These proceeds were used to repay the first mortgage and to pay down the Master Loan. All of the property's fixed assets and related accumulated depreciation were written off as a result of this casualty. The General Partner began reconstruction of the property during the third quarter of 2001 and the project is expected to be completed during 2003. As of September 30, 2003, approximately $28,581,000 of the estimated $29,000,000 construction contract for reconstruction had been completed by the Partnership and approximately 245 of the 290 units at the property had been completed. During the nine months ended September 30, 2003, the Partnership received approximately $3,900,000 from the insurance carrier in a final settlement of all claims.

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

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $37,000 and $171,000 for the nine months ended September 30, 2003 and 2002, respectively.

An affiliate of the General Partner received investment advisory fees amounting to approximately $36,000 and $27,000 for the nine months ended September 30, 2003 and 2002, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $728,000 and $2,944,000 for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the total amount due to an affiliate of the General Partner was approximately $15,000. Included in these amounts are construction service fees provided by an affiliate of the General Partner of approximately $688,000 and $2,823,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

The Partnership insured its property up to certain limits through coverage provided by AIMCO and was generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $142,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to the compensation and reimbursements described above, interest payments are made to and loan advances are received from CCIP/2 pursuant to the Master Loan Agreement. During the nine months ended September 30, 2002, CCEP/2 made principal payments on the Master Loan of approximately $88,000 consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to CCIP/2 under the terms of the Master Loan. CCEP/2 made no principal or interest payments during the nine months ended September 30, 2003.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                    Average Occupancy
      Property                                      2003        2002

      Canyon Crest Apartments (1)                   87%          91%
         Littleton, Colorado
      Windemere Townhomes                           87%          88%
         Houston, Texas
      Highcrest Townhomes                           95%          95%
         Wood Ridge, Illinois
      Glenbridge Manor (2)                          40%           1%
         Cincinnati, OH

(1) The General Partner attributes the decrease in occupancy at Canyon Crest Apartments to increased competition in the local market.

(2) The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to more units being available for rent as reconstruction is completed.

The Partnership foreclosed on Canyon Crest Apartments, Windemere Townhomes and Highcrest Townhomes during the third quarter of 2002 and Glenbridge Manor Apartments during the third quarter of 2003.

Results of Operations

The Partnership's net income for the three months ended September 30, 2003 was approximately $3,916,000 compared to a net loss of approximately $456,000 for the corresponding period in 2002. The Partnership's net income for the nine months ended September 30, 2003 was approximately $3,595,000 compared to approximately $3,021,000 in net income for the corresponding period in 2002. The decrease in net loss for the three months ended September 30, 2003 is due to an increase in total revenues, the recognition of a gain on the foreclosure of Glenbridge Manor Apartments and equity in income from investments partially offset by an increase in total expenses. Net income for the nine months ended September 30, 2003 increased due to the gain on the foreclosure of Glenbridge Manor Apartments and equity in income from investments partially offset by a decrease in total revenues and an increase in total expenses. Total revenues decreased for the nine months ended September 30, 2003 primarily due to the decrease in the reduction of provision for impairment loss on the investment in the Master Loan. Excluding this decrease, both rental income and other income increased for the three and nine months ended September 30, 2003. Rental income, other income, and total expenses for both the three and nine month periods increased due to the operations of the foreclosed properties.

The equity in income from investment for the nine months ended September 30, 2003 is primarily due to the recognition of the Partnership's earnings on its investments in affiliated partnerships assumed during the foreclosure of investment properties from CCEP/2. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2003, the Partnership received distributions of approximately $1,049,000 from two of the affiliated partnerships, of which approximately $1,015,000 related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity in income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity in income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There were no distributions associated with this sale.

Included in general and administrative expense for the nine months ended September 30, 2003 and 2002 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to asses the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At  September  30,  2003,  the  Partnership  had cash and  cash  equivalents  of approximately $1,429,000 compared to approximately $121,000 at September 30, 2002. The increase in cash and cash equivalents of approximately $776,000 from the Partnership's year end is due to approximately $8,862,000 and $70,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $8,156,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner partially offset by principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of advances made on the Master Loan and property improvements and replacements partially offset by distributions received from affiliated partnerships and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Canyon Crest

During the nine months ended September 30, 2003, the Partnership completed approximately $95,000 of capital improvements at Canyon Crest Apartments, consisting primarily of structural and electrical upgrades, fencing, and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $42,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and cabinet replacements, pool upgrades, and boiler repairs. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Windemere Townhomes

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $107,000 of capital improvements at Windemere Townhomes, consisting primarily of major landscaping, parking lot resurfacing, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance, cabinet, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Highcrest Townhomes

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $125,000 of capital improvements at Highcrest Townhomes, consisting primarily of plumbing fixtures, furniture, water heaters, cabinets, and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $48,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of building upgrades and cabinet, appliance, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Glenbridge Manor Apartments

Subsequent to the foreclosure, the Partnership completed approximately $990,000 of capital improvements at Glenbridge Manor Apartments, relating to the reconstruction of the property. These improvements were funded from advances from an affiliate of the General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $576,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of completing the reconstruction of the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the properties of approximately $16,114,000 is being amortized over 240 months with balloon payments due in 2010 and 2011.

The Partnership made no distributions during the nine months ended September 30, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate of the General Partner to permit any distributions to its partners for the remainder of 2003 or subsequent periods.

CCEP/2 Property Operations

CCIP/2 has foreclosed on the four properties that collaterize the Master Loan (see "Item 1. Financial Statements, Note B"). During 2002, the Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which is currently being rebuilt, was executed during the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties including the first mortgage loans. Since CCEP/2 no longer has title to any properties, the General Partner anticipates that it will be dissolved.

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

During the nine month period from December 31, 2002 to September 30, 2003, the net liabilities in liquidation decreased approximately $200,000 due to the foreclosure of Glenbridge Manor.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,969.90 limited partnership units (the "Units") in the Partnership representing 49.61% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003 under FIN 46. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At September 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $945,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, it may require the consolidation of the assets, liabilities and operations of certain of its unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties foreclosed upon during the third quarter of 2002 and the third quarter of 2003 are recorded at their fair market value at the time of the foreclosure, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated September 3, 2003 and filed on September 22, 2003 disclosing the acquisition by the Partnership through execution of a deed in lieu of foreclosure of the final investment property owned by Consolidated Capital Equity Properties/2.

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


                                    Date: November 14, 2003

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

Date:  November 14, 2003

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

Date:  November 14, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 14, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.