Form 10KSB
period 2003-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2004-03-30
CIK 719184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,556,000

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former managing general partner of the Partnership. (See "Status of Master Loan and Foreclosure on Real Estate" for a description of the loan and settlement of EP/2's bankruptcy.) The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP /2 with respect to its options which included foreclosing on the properties that collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which just completed redevelopment, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the years ended December 31, 2003 and 2002, respectively.

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 7" of this Form 10-KSB.

Status of Master Loan and Foreclosure on Real Estate

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

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection in a Chapter 11 reorganization proceeding. On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"), EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P., ("CCEP/2") and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI had full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings.

Under the terms of the New Master Loan Agreement, interest accrued at 10% and payments were due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow from operations after third-party debt service and capital improvements. If such Excess Cash Flow payments were less than the current accrued interest during the quarterly period, the unpaid interest was added to principal, compounded annually, and was payable at the loan's maturity. If such Excess Cash Flow payments were greater than the current accrued interest, the excess amount was applied to the principal balance of the loan. Any net proceeds from sale or refinancing of any of CCEP/2's properties were paid to the Partnership under the terms of the New Master Loan Agreement.

Effective January 1, 1993, the Partnership and CCEP/2 amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. This amendment and change in the definition of Excess Cash Flow had the effect of reducing the Partnership's interest income from the Master Loan by the amount of CCEP/2's capital expenditures since such amounts were previously excluded from Excess Cash Flow.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth and final property, which just completed redevelopment, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the years ended December 31, 2003 and 2002, respectively. The balance remaining on the Master Loan, approximately $200,000 at December 31, 2003, represents the final cash to be sent to the Partnership from CCEP/2.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,395,000 and $514,000 for the years ended December 31, 2003 and 2002, respectively. Interest income was recognized on the cash basis in accordance with SFAS 114.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                  Date of
Properties                      Acquisition       Type of Ownership           Use

Canyon Crest Apartments          08/22/02    Fee ownership, subject to   Apartment
Littleton, Colorado                          first mortgage              90 units

Highcrest Townhomes              08/22/02    Fee ownership, subject to   Apartment
Wood Ridge, Illinois                         first mortgage              176 units

Windemere Apartments             08/28/02    Fee ownership, subject to   Apartment
Houston, Texas                               first mortgage              257 units

Glenbridge Manor Apartments      09/03/03    Fee ownership, subject to   Apartment
Cincinnati, Ohio                             first mortgage              290 units

During the year ended December 31, 2002, CCIP/2 foreclosed on three of the four properties that collaterized the Master Loan (see "Item 7 - Financial Statements and Supplementary Data - Note "B"). The Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which just completed redevelopment, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties, including the first mortgage loans.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                                 Gross
                               Carrying   Accumulated                      Federal
Properties                       Value   Depreciation   Rate   Method     Tax Basis
                                   (in thousands)                       (in thousands)

Canyon Crest Apartments         $ 5,580      $ 237      5-30     S/L       $ 5,266
Highcrest Townhomes              12,495        706      5-30     S/L        11,636
Windemere Apartments              9,558        401      5-30     S/L         9,038
Glenbridge Manor Apartments      30,124        337      5-30     S/L        29,925

            Totals              $57,757     $1,681                         $55,865

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                          Principal                                     Principal
                          Balance At    Stated                           Balance
                         December 31,  Interest   Period    Maturity      Due at
Property                     2003        Rate    Amortized    Date     Maturity (1)
                        (in thousands)                                (in thousands)
Canyon Crest Apartments
  1st mortgage             $ 3,373       7.10%    20 yrs    01/01/10     $ 2,613
Highcrest Townhomes
  1st mortgage               6,265       7.72%    20 yrs    02/01/10       4,868
Windemere Apartments
  1st mortgage               5,636       7.83%    20 yrs    11/01/10       4,189
Glenbridge Manor
  Apartments
  1st mortgage              21,000       5.65%    25 yrs    12/15/13      16,566

                            36,274

Mortgage Premium, net          698

         Total             $36,972                                       $28,236

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.


On  December  19,  2003,  the  Partnership   obtained   mortgage   financing  of
approximately $21,000,000 on Glenbridge Manor Apartments. The mortgage indebtedness carries a stated interest rate of 5.65%. During 2004, the mortgage requires monthly interest only payments. Beginning on January 15, 2005, payments of principal and interest of approximately $131,000 are due each month until December 2013. In December 2013 a balloon payment of approximately $16,566,000 will be due. Capitalized loan costs incurred on the financing were approximately $278,000.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2003 and 2002 for each property:

                                       Average Annual               Average
                                        Rental Rate                Occupancy
                                         (per unit)

 Properties                          2003         2002          2003        2002

 Canyon Crest Apartments           $ 9,640       $10,223        88%          90%
 Highcrest Townhomes                11,838        11,714        95%          95%
 Windemere Apartments                7,499         7,726        86%          88%
 Glenbridge Manor Apartments        11,911         8,918        50%           5%

The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to more units being available for rent as reconstruction was completed.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                                2003            2003
                                               Billing        Rate (1)
                                           (in thousands)

       Canyon Crest Apartments                  $ 41           10.94%
       Highcrest Townhomes                       270            7.65%
       Windemere Apartments                      220            3.07%
       Glenbridge Manor Apartments               289            5.90%

(1) The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Canyon Crest Apartments

During the year ended December 31, 2003, the Partnership completed approximately $135,000 of capital improvements at Canyon Crest Apartments consisting primarily of structural and electrical upgrades, fencing and floor covering replacements, major landscaping, exterior painting, and appliance and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $50,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the year ended December 31, 2003, the Partnership completed approximately $177,000 of capital improvements at Highcrest Townhomes consisting primarily of furniture, plumbing fixtures, parking lot resurfacing, and air conditioning unit, door, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $97,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windemere Apartments

During the year ended December 31, 2003, the Partnership completed approximately $116,000 of capital improvements at Windemere Apartments consisting of parking lot resurfacing, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $141,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

Subsequent to the foreclosure in September 2003, the Partnership completed approximately $1,521,000 of capital improvements at Glenbridge Manor Apartments, relating to the construction of the property. These improvements were funded from advances from an affiliate of the General Partner. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $160,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budget capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 22,394 holders of record owning an aggregate of 909,123.60 Units. Affiliates of the General Partner owned 450,973.90 units or approximately 49.61% of the outstanding Units at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2003 and 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,973.90 limited partnership units (the "Units") in the Partnership representing 49.61% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 23, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 458,149.70 Units for a purchase price of $9.12 per Unit. This offer expires April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership net income for the years ended December 31, 2003 and 2002 was approximately $1,984,000 and $2,914,000, respectively. Net income decreased due to an increase in expenses partially offset by the gain on the foreclosure of Glenbridge Manor Apartments, equity in income from investments and an increase in total revenue. Total expenses increased due to the operations for a full year of three of the investment properties and due to an increase in general and administrative expense. Total revenue increased due to increases in rental and other income partially offset by a decrease in the reduction of provision for impairment loss on the investment in the Master Loan. Excluding this decrease, both rental income and other income increased for the year ended December 31, 2003 due to the operations of the foreclosed properties.

General and administrative expense increased due to an increase in the charges for reimbursements of accountable administrative expenses for 2003. (See "Item
7. Financial Statements, Note I - Fourth Quarter Adjustment" for further details.) In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense.

The equity in income from investment for the year ended December 31, 2003 is due to the recognition of the Partnership's share of earnings on its investments in affiliated partnerships assumed during the foreclosure of investment properties from CCEP/2. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2003 and 2002, the Partnership received approximately $1,049,000 and $23,000, respectively, in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment in Consolidated Capital Partners IV of approximately $157,000 which included the allocation of gain from the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

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

Liquidity and Capital Resources

At December 31, 2003 the Partnership had cash and cash equivalents of approximately $724,000 compared to approximately $653,000 at December 31, 2002. The net increase of approximately $71,000 is due to approximately $10,930,000 of cash provided by financing activities, partially offset by approximately $2,508,000 and $8,351,000 of cash used in operating and investing activities, respectively. Cash provided by financing activities consisted of proceeds from the mortgage note payable on Glenbridge Manor Apartments and advances from affiliates, partially offset by payments on advances from affiliates, loan costs paid and principal payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of advances on the Master Loan and property improvements and replacements, partially offset by distributions received from affiliated partnerships.

The General Partner loaned the Partnership approximately $13,222,000 and $10,625,000 during the years ended December 31, 2003 and 2002, respectively, so that the Partnership could make advances on a non-recourse note with a participation interest (see "Item 7. Financial Statements, Note B") to assist in the reconstruction of Glenbridge Manor Apartments. During the years ended December 31, 2003 and 2002, the Partnership repaid approximately $22,588,000 and $100,000, respectively. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,109,000 and $299,000 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, approximately $2,567,000 in principal and accrued interest is due to an affiliate of the General Partner.

On  December  19,  2003,  the  Partnership   obtained   mortgage   financing  of
approximately $21,000,000 on Glenbridge Manor Apartments. The mortgage indebtedness carries a stated interest rate of 5.65%. During 2004, the mortgage requires monthly interest only payments. Beginning on January 15, 2005, payments of principal and interest of approximately $131,000 are due each month until December 2013. In December 2013 a balloon payment of approximately $16,566,000 will be due. Capitalized loan costs incurred on the financing were approximately $278,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required to meet the ongoing operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $448,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes and Canyon Crest and Windemere Apartments of approximately $15,972,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $21,000,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2003 and 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,973.90 limited partnership units (the "Units") in the Partnership representing 49.61% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 23, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 458,149.70 Units for a purchase price of $9.12 per Unit. This offer expires April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements and
Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment properties are stated at their fair market value at the time of foreclosure, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.


Item 7.     Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 2003, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 30, 2004

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
  Cash and cash equivalents                                                 $ 724
  Accounts receivable                                                          280
  Restricted escrows                                                           107
  Other assets                                                                 388
  Investment in affiliated partnerships (Note G)                               988
  Investment in Master Loan to affiliate (Note B)                              200
  Investment properties (Notes B, C, and E):
    Land                                                    11,192
    Buildings and related personal property                 46,565
                                                            57,757
    Accumulated depreciation                                (1,681)         56,076
                                                                          $ 58,763
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                          $ 790
  Other liabilities                                                            338
  Distributions payable                                                        141
  Accrued property taxes                                                       820
  Due to affiliate (Note D)                                                  3,023
  Tenant security deposit liabilities                                          171
  Mortgage notes payable (Note C)                                           36,972

Partners' (Deficiency) Capital
  General partner                                          $ (358)
  Limited partners (909,123.60 units issued and
    outstanding)                                            16,866          16,508
                                                                          $ 58,763

               See Accompanying Notes to the Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                               2003          2002
Revenues:
  Rental income                                              $ 4,952       $ 1,422
  Other income                                                   604           191
  Reduction of provision for impairment loss (Note B)             --         3,800
     Total revenues                                            5,556         5,413

Expenses:
  Operating                                                    2,698           493
  General and administrative                                     964           532
  Depreciation                                                 1,433           248
  Interest                                                     2,267           683
  Property taxes                                                 769           213
     Total expenses                                            8,131         2,169

(Loss) income from operations                                 (2,575)        3,244
Equity in income from investments (Note G)                     1,142            --
(Loss) income from continuing operations                      (1,433)        3,244
Gain (loss) on foreclosure of real estate (Note B)             3,417          (330)

Net income                                                   $ 1,984       $ 2,914

Net income allocated to general partner (1%)                   $ 20          $ 29
Net income allocated to limited partners (99%)                 1,964         2,885

                                                             $ 1,984       $ 2,914
Net income per limited partnership unit:
  (Loss) income from continuing operations                   $ (1.56)       $ 3.53
  Gain (loss) on foreclosure of real estate                     3.72         (0.36)

                                                              $ 2.16        $ 3.17


               See Accompanying Notes to the Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)


                                                                                  Total
                                         Limited                                Partners
                                       Partnership      General     Limited      Capital
                                          Units         Partner     Partners    (Deficit)

Original capital contributions           912,182          $ 1       $228,046    $228,047

Partners' (deficiency) capital
  at December 31, 2001                   909,124           (407)      12,017      11,610

Net income for the year ended
  December 31, 2002                           --             29        2,885       2,914

Partners' (deficiency) capital at
  December 31, 2002                      909,124           (378)      14,902      14,524

Net income for the year ended
  December 31, 2003                           --             20        1,964       1,984

Partners' (deficiency) capital at
  December 31, 2003                      909,124        $ (358)     $ 16,866    $ 16,508

               See Accompanying Notes to the Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                  2003           2002
Cash flows from operating activities:
  Net income                                                    $ 1,984        $ 2,914
  Adjustments to reconcile net income to net cash (used
    in) provided by operating activities:
      Reduction of provision for impairment loss                      --         (3,800)
      Depreciation                                                 1,433            248
      Amortization of mortgage premium                               (82)           (20)
      Gain (loss) on foreclosure of real estate                   (3,417)           330
      Equity in income from investment                            (1,142)            --
      Change in accounts:
        Receivables and deposits                                     (38)           209
        Other assets                                                  --            (30)
        Accounts payable                                          (3,023)            24
        Tenant security deposit liabilities                           20             --
        Accrued property taxes                                       275            232
        Due to affiliates                                          1,349            615
        Other liabilities                                            133             17
           Net cash (used in) provided by operating
            activities                                            (2,508)           739

Cash flows from investing activities:
  Advances on Master Loan                                         (7,908)       (10,763)
  Principal receipts on Master Loan                                   --             88
  Property improvements and replacements                          (1,482)          (204)
  Net deposits to restricted escrows                                 (10)            (1)
  Distributions received from affiliated partnerships              1,049             23
           Net cash used in investing activities                  (8,351)       (10,857)

Cash flows from financing activities:
  Advances from affiliates                                        13,222         10,625
  Loan costs paid                                                   (278)            --
  Payments on advances from affiliates                           (22,588)          (100)
  Proceeds from mortgage note payable                             21,000             --
  Principal payments on mortgage notes payable                      (426)          (135)
           Net cash provided by financing activities              10,930         10,390

Net increase in cash and cash equivalents                             71            272
Cash and cash equivalents at beginning of the year                   653            381

Cash and cash equivalents at end of the year                     $ 724          $ 653

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,628         $ 400

Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
    payable                                                      $ 467           $ --

               See Accompanying Notes to the Financial Statements


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the year ended December 31, 2003, Glenbridge Manor Apartments was foreclosed upon by the Partnership. During the year ended December 31, 2002, Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments were foreclosed upon by the Partnership. In connection with these foreclosures, the following accounts were adjusted by the non-cash amounts noted below:


                                                     2003                2002
         Accounts receivable                        $ (78)              $ (373)
         Master Loan                                 21,912              11,565
         Restricted escrows                              --                 (96)
         Other assets                                   (58)                 (1)
         Investment properties                      (28,604)            (27,000)
         Investment in affiliated
           partnerships                                  --                (918)
         Accounts payable                             3,304                  18
         Tenant security deposit
           liabilities                                   47                 104
         Accrued property taxes                          38                 275
         Other liabilities                               22                 121
         Mortgage notes payable                          --              16,635
         (Gain) loss on foreclosure of
           real estate                             $ (3,417)             $ 330


               See Accompanying Notes to the Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and owned by, Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. Through December 31, 2003, the Partnership had advanced approximately $202,141,000 under the Master Loan.

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

During 1989, EP/2 defaulted on certain interest payments that were due under the Master Loan. Before the Partnership could exercise its remedies for such defaults, EP/2 filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). On October 18, 1990, the bankruptcy court approved EP/2's consensual plan of reorganization (the "Plan"). In November 1990, EP/2 and the Partnership consummated a closing under the Plan pursuant to which, among other things, the Partnership and EP/2 executed an amended and restated loan agreement (the "New Master Loan Agreement"). EP/2 was converted from a California general partnership to a California limited partnership, Consolidated Capital Equity Partners/Two, L.P. ("CCEP/2"), and CCEP/2 renewed the deeds of trust and mortgages on all the properties collaterally securing the New Master Loan Agreement. ConCap Holdings, Inc. ("CHI"), a Texas corporation and wholly-owned subsidiary of CEI, is the sole general partner of CCEP/2 and an affiliate of the Partnership. The general partners of EP/2 became limited partners in CCEP/2. CHI had full discretion with respect to conducting CCEP/2's business, including managing CCEP/2's properties and initiating and approving capital expenditures and asset dispositions and refinancings. See "Note B" for further discussion of EP/2's bankruptcy settlement.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its option which included foreclosing on the properties that collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth and final property, which just completed redevelopment, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties, including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the statements of operations for the periods September 1, 2002 through December 31, 2003 for the three properties foreclosed upon in 2002, and September 1, 2003 through December 31, 2003 for the fourth and final property foreclosed upon in 2003.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $682,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Partners' (Deficiency) Capital: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. "Distributable Cash from Operations", as defined in the Partnership Agreement, is to be allocated 99% to the Limited Partners and 1% to the General Partner. Distributions of surplus funds are to be allocated 100% to the Limited Partners.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit ("Unit") is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,123.60 Units outstanding in 2003 and 2002.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5-20 years.

Investment Properties: Investment properties consist of four apartment complexes, which are stated at their fair market value at the time of foreclosure. Acquisition fees are capitalized as a cost of real estate.
Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on the rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its residential leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $138,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively, were charged to expense as incurred and are included in operating expenses.

Loan Costs: Loan costs of approximately $278,000 are included in other assets and will be amortized by the straight line method over the life of the loan. There was no amortization expense for the years ended December 31, 2003 or 2002. Amortization expense is expected to be approximately $26,000 for the year 2004 and approximately $28,000 for the years ended 2005 through 2008.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair value due to the short term maturity of these instruments. The Partnership believes that the carrying amount of its long term debt approximates its fair value. The carrying amount of the Partnership's net investment in the Master Loan approximates fair value due to the fact that it has been valued based on the remaining cash to be transferred from CCEP/2.

Allowance for Impairment Loss: Allowances to reduce the carrying cost of the Master Loan were provided when it was probable that reasonably estimable net realizable values are less than the recorded carrying cost of such investment. Gains or losses that resulted from the ongoing periodic evaluation of the net realizable value of the Master Loan were credited or charged, as appropriate, to operations in the period in which they were identified.

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

Note B - Net Investment in Master Loan and Loss on Foreclosure Real Estate

The Partnership was formed for the benefit of its limited partners to lend funds to CCEP/2, a California general partnership. The general partner of CCEP/2 is an affiliate of the General Partner. The Partnership loaned funds to CCEP/2 subject to a non-recourse note with a participation interest (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and were owned by, CCEP/2.

The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP/2 with respect to its options which included foreclosing on the properties that collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth and final property, which just completed reconstruction, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the accompanying statements of operations since the foreclosure dates of the respective properties for the periods September 1, 2002 through December 31, 2003 and September 1, 2003 through December 31, 2003, respectively. The balance remaining on the Master Loan, approximately $200,000 at December 31, 2003, represents the final cash to be sent to the Partnership from CCEP/2.

The following table sets forth the Partnership's non-cash activity during the year ended December 31, 2003, with respect to the foreclosure of Glenbridge Manor Apartments, and for Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments for the year ended December 31, 2002 (in thousands).

                                                            Year Ended
                                                           December 31,
                                                       2003            2002
     Investment properties (a)                       $ 28,604        $ 27,000
     Investments in affiliated partnerships (b)            --             918
     Mortgage notes payable (c)                            --         (16,635)
     Master loan, net of allowance (d)                (21,912)        (11,565)
     Other liabilities received, net of other
       assets assumed                                  (3,275)            (48)

     Gain (loss) on foreclosure of real estate       $ 3,417          $ (330)

(a) For Glenbridge Manor Apartments, the amount represents the fair market value of the property, which is based on the cost of reconstruction. For the other properties, the amount represents the estimated fair value of the properties. The fair value was determined by an appraisal obtained in September 2000 from an independent third party which has been updated by management using the net operating income of all of the collateral properties capitalized at a rate deemed reasonable for the type of property and adjusted by management for current market conditions, physical condition of each respective property, and other factors.

(b)   See Note G.

(c) Amount represents the present value of the mortgages encumbering the investment properties discounted at an interest rate currently available to the Partnership.

(d) For Glenbridge Manor Apartments, the amount of the Master Loan is associated with advances made with respect to the reconstruction of the property. There was no allowance associated with this amount. The amount for the year ended December 31, 2002 represents the amount of the Master Loan associated with the three properties of $35,894 net of the allowance for impairment loss of $24,329.

Glenbridge Manor Apartments had no operations during 2000 and 2001 and minimal operations during 2002. The property had not reached a stabilized occupancy at the time of the foreclosure in 2003. As a result, the inclusion of the information required by the Securities an Exchange Commission for the acquisition of real estate property has not been provided, as its inclusion would not be meaningful.

Proforma results of operations assuming the foreclosure of Canyon Crest Apartments, Highcrest Townhomes, and Windemere Apartments occurred at January 1, 2002 are as follows (in thousands, except per unit data).

                                            Year Ended December 31, 2002

Revenues                                              $ 4,901
Net loss                                                  (85)

Net loss per limited partnership unit                 $ (0.09)

At December 31, 2002 the recorded investment in the Master Loan was considered to be impaired under SFAS No. 114, "Accounting by Creditors for impairment of a Loan". The Partnership measured the impairment of the loan based upon the fair value of the collateral due to the fact that repayment of the loan was expected to be provided solely by the collateral. For the year ended December 31, 2002, the Partnership recorded approximately $3,800,000 in income based upon an increase in the fair value of the collateral. The increase in the fair value of the collateral was due to the reconstruction of Glenbridge Manor Apartments.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,395,000 and $514,000 for the years ended December 31, 2003 and 2002, respectively. Interest income was recognized on the cash basis in accordance with SFAS 114.

During the years ended December 31, 2003 and 2002, the Partnership advanced approximately $7,908,000 and $10,763,000, respectively on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No principal payments were received for the year ended December 31, 2003. During the year ended December 31, 2002, the Partnership received approximately $88,000 in principal payments on the Master Loan consisting of funds received by CCEP/2 from certain investments. These funds were required to be transferred to the Partnership under the terms of the Master Loan.

Terms of the New Master Loan Agreement

Under the terms of the New Master Loan Agreement, interest accrued at 10% and payments were due quarterly in an amount equal to Excess Cash Flow, generally defined in the New Master Loan Agreement as net cash flow after third party debt service and capital improvements. If such Excess Cash Flow payments were less than the current accrued interest during the quarterly period, the unpaid interest was added to principal, compounded annually, and was payable at maturity. If such Excess Cash Flow payments were greater than the current accrued interest, the excess amount was applied to the principal balance of the loan. Any net proceeds from the sale or refinancing of any of CCEP/2's properties were paid to the Partnership under the terms of the New Master Loan Agreement.

Effective January 1, 1993, the Partnership and CCEP/2 amended the New Master Loan Agreement to stipulate that Excess Cash Flow would be computed net of capital improvements. Such expenditures were formerly funded from advances on the Master Loan from the Partnership to CCEP/2. This amendment and change in the definition of Excess Cash Flow had the effect of reducing income on the investment in Master Loan by the amount of CCEP/2's capital expenditures, since such amounts were previously excluded from Excess Cash Flow.

Note C - Mortgage Notes Payable


The principle terms of mortgage notes payable are as follows:


                              Principal     Monthly                            Principal
                             Balance At     Payment     Stated                  Balance
                            December 31,   Including   Interest   Maturity       Due at
                                2003        Interest     Rate       Date        Maturity
                                  (in thousands)                             (in thousands)
Properties
Canyon Crest Apartments
  1st mortgage                 $ 3,373        $ 28       7.10%    01/01/10      $ 2,613
Highcrest Townhomes
  1st mortgage                   6,265           55      7.72%    02/01/10        4,868
Windemere Apartments
  1st mortgage                   5,636           50      7.83%    11/01/10        4,189
Glenbridge Manor
  Apartments
  1st mortgage                  21,000           (A)     5.65%    12/15/13       16,566

                                36,274

Mortgage Premium, net              698

           Total               $36,972       $ 264                              $28,236

(A) The mortgage requires interest only payments during 2004. Beginning January 15, 2005, monthly payments of principal plus interest totaling approximately $131,000 are required by the mortgage.

On  December  19,  2003,  the  Partnership   obtained   mortgage   financing  of
approximately $21,000,000 on Glenbridge Manor Apartments. The mortgage indebtedness carries a stated interest rate of 5.65%. During 2004, the mortgage requires monthly interest only payments. Beginning on January 15, 2005, payments of principal and interest of approximately $131,000 are due each month until December 2013. In December 2013 a balloon payment of approximately $16,566,000 will be due. Capitalized loan costs incurred on the financing were approximately $278,000.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are incurred if the notes are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness. The principal balance of the loans is being amortized over 240 and 300 months with balloon payments due in 2010 and 2013

The carrying amount of the Partnership's long term debt approximates its fair value due to the fact that the mortgages on the foreclosed properties were recorded at their fair value. The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure. The mortgage premium of approximately $698,000 is net of accumulated amortization of approximately $102,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization of the mortgage premium is included in interest expense in the consolidated statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                               Mortgage
                                 Note             Premium            Total

            2004               $   459             $  92            $   551
            2005                   889                96                985
            2006                   951               103              1,054
            2007                 1,017               110              1,127
            2008                 1,089               118              1,207
         Thereafter             31,869               179             32,048
                               $36,274             $ 698            $36,972

Note D - Transactions with Affiliated Parties

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

During the years ended December 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $273,000 and $70,000, respectively, which is included in operating expense.

An affiliate of the General Partner charged reimbursements of accountable administrative expenses amounting to approximately $812,000 and $394,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003, additional charges for 2003 accountable administrative expenses from an affiliate of the General Partner of approximately $391,000 is included in Due to Affiliate on the accompanying balance sheet. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note I").

During the year ended December 31, 2003, the General Partner paid certain loan costs associated with the financing of Glenbridge Manor Apartments. At December 31, 2003, the Partnership owed approximately $65,000 to the General Partner as reimbursement for these costs.

The General Partner has loaned the Partnership approximately $13,222,000 and $10,625,000 during the years ended December 31, 2003 and 2002, respectively, so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. During the years ended December 31, 2003 and 2002, the Partnership repaid approximately $22,588,000 and $100,000, respectively. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,109,000 and $299,000 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, approximately $2,567,000 in principal and accrued interest is due to an affiliate of the General Partner. Subsequent to December 31, 2003, the General Partner loaned approximately $57,000 to the Partnership to assist with final payments associated with the reconstruction of Glenbridge Manor Apartments.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,973.90 limited partnership units (the "Units") in the Partnership representing 49.61% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 23, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 458,149.70 Units for a purchase price of $9.12 per Unit. This offer expires April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)
                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                      Encumbrances     Land      Property     Acquisition


Canyon Crest Apartments            $ 3,373      $ 1,242     $ 4,158         $ 180
Highcrest Townhomes                  6,265        3,660       8,540            295
Windemere Apartments                 5,636        1,955       7,445            158
Glenbridge Manor Apartments         21,000        4,335      24,269          1,520

                                    36,274
Mortgage Premium                       698

            Totals                 $36,972      $11,192     $44,412        $ 2,153


                   Gross Amount At Which Carried
                         At December 31, 2003
                           (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of     Date   Depreciable
Description          Land   Properties Total  Depreciation  ConstructionAcquired Life-Years

Canyon Crest Apts  $ 1,242   $ 4,338  $ 5,580      $ 237       1966     08/22/02    5-40
Highcrest Townhomes  3,660     8,835   12,495        706       1968     08/22/02    5-40
Windemere Apartments 1,955     7,603    9,558        401       1982     08/28/02    5-40
Glenbridge Manor
  Apartments         4,335    25,789   30,124        337       2003     09/03/03    5-40

      Totals       $11,192   $46,565   $57,757   $ 1,681

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Year Ended December 31,
                                                   2003           2002
                                                      (in thousands)
    Investment Properties
    Balance at beginning of year                 $27,204          $ --
      Acquisition of properties through
        foreclosure                               28,604          27,000
      Property improvements                        1,949             204
    Balance at end of year                       $57,757         $27,204

    Accumulated Depreciation
    Balance at beginning of year                  $ 248           $ --
      Additions charged to expense                 1,433             248
    Balance at end of year                       $ 1,681          $ 248

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $57,757,000 and $27,204,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $1,892,000 and $453,000, respectively.

Note F - Glenbridge Manor Apartments

In April 1999, Glenbridge Manor Apartments was completely destroyed by a tornado. Reconstruction of the property began during the third quarter of 2001 and the project was substantially completed during 2003. As of December 31, 2003, approximately 263 of the 290 units at the property had been leased.

Note G - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                                        Investment
                                                      Ownership         Balance At
Partnership                    Type of Ownership      Percentage    December 31, 2003
                                                                      (in thousands)
Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%              $ 17
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.85%                 23
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.85%                948
                                                                           $ 988

These investments were assumed during the foreclosure of investment properties from CCEP/2 (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2003 and 2002, the Partnership received approximately $1,049,000 and $23,000, respectively, in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment in Consolidated Capital Properties IV of approximately $157,000 which included the allocation of gain from the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

At December 31, 2003, the unamortized excess of the Partnership's investments over the historical cost of the underlying net assets of the investees was approximately $6,365,000 which has been attributed to the fair values of the investees underlying properties and is being depreciated over their useful lives. The aggregate market value of the Partnership's investments is approximately $661,000 at December 31, 2003.

Note H - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss for the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                                    2003            2002

      Net income as reported                      $ 1,984          $ 2,914
      Add (deduct):
        Depreciation differences                        (6)           (205)
        Valuation allowance                             --          (3,800)
        Change in prepaid rental                        72              93
        Other                                          163              83
        (Gain) loss on foreclosure                 (44,899)            336

      Federal taxable income                      $(42,686)        $ (579)

      Federal taxable income per limited
        partnership unit                          $ (46.48)        $ (0.63)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                  Net assets as reported                   $16,508
                    Buildings and land                          --
                    Accumulated depreciation                  (211)
                    Syndication fees                        25,796
                    Other                                    1,952
                  Net assets - tax basis                   $44,045

Note I - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $391,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $812,000, as compared to the estimated management reimbursements to the General Partner for the year ended December 31, 2003 of approximately $421,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons;  Compliance with
         Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The General Partner is ConCap Equities, Inc. ("CEI"). The names and ages of, as well as the position and offices held by the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003:

Entity                                  Number of Units      Percentage

Reedy River Properties
  (an affiliate of AIMCO)                   168,736.5          18.56%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    17,240.6           1.90%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                  197,478.10          21.72%
Cooper River Properties, LLC
  (an affiliate of AIMCO)                    67,518.7           7.43%

Reedy River Properties, AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.), and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No directors or officers of the General Partner owns any Units of the Partnership of record or beneficially.

Item 12.    Certain Relationships and Related Transactions

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

During the years ended December 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $273,000 and $70,000, respectively, which is included in operating expense.

An affiliate of the General Partner charged reimbursements of accountable administrative expenses amounting to approximately $812,000 and $394,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003, additional charges for 2003 accountable administrative expenses from an affiliate of the General Partner of approximately $391,000 is included in Due to Affiliate on the accompanying balance sheet. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note I").

During the year ended December 31, 2003, the General Partner paid certain loan costs associated with the financing of Glenbridge Manor Apartments. At December 31, 2003, the Partnership owed approximately $65,000 to the General Partner as reimbursement for these costs.

The General Partner has loaned the Partnership approximately $13,222,000 and $10,625,000 during the years ended December 31, 2003 and 2002, respectively, so that the Partnership could make advances on a non-recourse note with a participation interest (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. During the years ended December 31, 2003 and 2002, the Partnership repaid approximately $22,588,000 and $100,000, respectively. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,109,000 and $299,000 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, approximately $2,567,000 in principal and accrued interest is due to an affiliate of the General Partner. Subsequent to December 31, 2003, the General Partner loaned approximately $57,000 to the Partnership to assist with final payments associated with the reconstruction of Glenbridge Manor Apartments.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,973.90 limited partnership units (the "Units") in the Partnership representing 49.61% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 23, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 458,149.70 Units for a purchase price of $9.12 per Unit. This offer expires April 9, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 2003:

            None.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $51,000 and $24,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $19,000 and $11,000, respectively.

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


                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                    By:   ConCap Equities, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 30, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez                                 Date: March 30, 2004
Peter K. Kompaniez
Director


/s/Martha L. Long                                     Date: March 30, 2004
Martha L. Long
Director and Senior Vice
President


/s/Thomas M. Herzog                                   Date: March 30, 2004
Thomas M. Herzog
Senior Vice President and
Chief Accounting Officer

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

     3.1  Certificates of Limited Partnership, as amended to date.

     3.2 Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the annual report on Form 10-KSB for the year ended December 31,
          2003).

     10.1 Amended Loan Agreement dated November 15, 1990 (the "Effective Date"), by and between the Partnership and EP/2 (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1990 ("1990 Annual Report")).

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

     10.10Construction  Management Cost Reimbursement Agreement dated January 1,
          1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1991).

     10.11Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

     10.12Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990 by and between CCEC and ConCap Services Company.

     10.13Letter of Notice dated December 20, 1991, from  Partnership  Services,
          Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1991).

     10.14Financial  Services  Agreement  dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990) (Incorporated by reference to the 1990 Annual Report).

     10.15Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

     10.16Letter of Notice dated December 20, 1991,  from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1991).

     10.17Property Management Agreement No. 501 dated February 16, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1992).

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

     10.30Multifamily  Note dated October 2, 2000 between  Consolidated  Capital
          Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Windmere Apartments (Filed with the Registrant's Form 8-K on November 27, 2000).

     10.31Multifamily Note dated October 31, 2000 between  Consolidated  Capital
          Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Highcrest Townhomes Apartments (Filed with the Registrant's Form 8-K on November 27,
          2000).

     10.32Multifamily Note dated December 22, 2000 between  Consolidated Capital
          Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Canyon Crest Apartments (filed with the Registrant's Form 8-K on January 22, 2001).

     10.33Assignment   of   Partnership   Rights   and   Distributions   between
          Consolidated Capital Equity Partners/Two, L.P., a California limited partnership and Consolidated Capital Institutional Properties/2, a California limited partnership (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 2002).

     10.34Agreement  for  Conveyance  of  Real  Property,   including   exhibits
          thereto, between Consolidated Capital Equity Partners/Two, L.P., a California limited partnership and Consolidated Capital Institutional Properties/2, a California limited partnership (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 2002).

     10.35Promissory  Note dated December 17, 2003 between CCIP/2 Village Brook,
          LLC, a Delaware limited partnership, and Northwestern Mutual Life Insurance Company, a Wisconsin corporation (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 19,
          2003).

     10.36Mortgage  and  Security  Agreement  dated  December  17, 2003  between
          CCIP/2 Village Brook, LLC, a Delaware limited partnership, and Northwestern Mutual Life Insurance Company, a Wisconsin corporation (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 19, 2003).

     31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Institutional Properties/2;

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

Date: March 30, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                Senior Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Institutional Properties/2;

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

Date: March 30, 2004

                                    /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the year end December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 30, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.