Form 10QSB
period 2004-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2004-05-13
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 502
   Receivables and deposits                                                     236
   Other assets                                                                 570
   Restricted escrows                                                           107
   Investment in affiliated partnerships (Note D)                             1,046
   Investment in Master Loan to affiliate (Note B)                              200
   Investment properties:
      Land                                                    $11,192
      Buildings and related personal property                  46,711
                                                               57,903
      Less accumulated depreciation                            (2,257)       55,646
                                                                            $58,307

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 845
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          177
   Due to affiliate (Note C)                                                  3,207
   Accrued property taxes                                                       650
   Other liabilities                                                            326
   Mortgage notes payable                                                    36,838

Partners' (Deficiency) Capital
   General partner                                             $ (362)
   Limited partners (909,123.60 units issued and
      outstanding)                                             16,485        16,123
                                                                            $58,307


               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                       March 31,
                                                                2004          2003
Revenues:
   Rental income                                               $1,756        $1,027
   Other income                                                   170           131
      Total revenues                                            1,926         1,158

Expenses:
   Operating                                                      740           490
   General and administrative                                     229           129
   Depreciation                                                   576           298
   Interest                                                       608           474
   Property taxes                                                 216           101
      Total expenses                                            2,369         1,492

Loss before equity income from investment                        (443)         (334)
Equity income from investment (Note D)                             58           350

Net (loss) income                                              $ (385)        $ 16

Net (loss) income allocated to general partner (1%)             $ (4)         $ --
Net (loss) income allocated to limited partners (99%)            (381)           16

                                                               $ (385)        $ 16

Net (loss) income per limited partnership unit                 $(0.42)       $ 0.02

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
          STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficiency) capital
   at December 31, 2003              909,123.60       $ (358)    $ 16,866     $ 16,508

Net loss for the three months
   ended March 31, 2004                     --            (4)        (381)        (385)

Partners' (deficiency) capital
   at March 31, 2004                 909,123.60       $ (362)    $ 16,485     $ 16,123


               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                    2004          2003
Cash flows from operating activities:
  Net (loss) income                                                $ (385)        $ 16
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     576            298
     Amortization of mortgage premium                                 (22)           (21)
     Equity income from investment                                    (58)          (350)
     Amortization of loan costs                                         5             --
     Change in accounts:
      Other assets                                                   (187)           (41)
      Accounts receivable                                              44             65
      Accounts payable                                                 33            (25)
      Accrued property taxes                                         (170)          (135)
      Due to affiliate                                                127            309
      Tenant security deposit liabilities                               6              3
      Other liabilities                                               (12)            23
        Net cash (used in) provided by operating activities           (43)           142

Cash flows from investing activities:
  Property improvements and replacements                             (124)          (153)
  Advances on Master Loan                                              --         (3,935)
  Net deposits to restricted escrows                                   --            (19)
  Distributions received from affiliated partnerships                  --            258
        Net cash used in investing activities                        (124)        (3,849)

Cash flows from financing activities:
  Advances from affiliates                                             57          3,835
  Principal payments on mortgage notes payable                       (112)          (103)
        Net cash (used in) provided by financing
         activities                                                   (55)         3,732

Net (decrease) increase in cash and cash equivalents                 (222)            25
Cash and cash equivalents at beginning of period                      724            653

Cash and cash equivalents at end of period                         $ 502          $ 678

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 577          $ 336

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable       $ 489          $ --

Included in property  improvements  and  replacements for the three months ended
March 31, 2004 are approximately $467,000 of improvements, which were included in accounts payable at December 31, 2003.

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Net Investment in Master Loan and Foreclosure of Real Estate

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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the three properties foreclosed on in 2002 are included in the accompanying statements of operations for both the three months ended March 31, 2004 and 2003. The results of operations of the fourth property are included in the three months ended March 31, 2004. The balance remaining on the Master Loan, approximately $200,000 at March 31, 2004, represents the final cash to be sent to the Partnership from CCEP/2. Subsequent to March 31, 2004, this outstanding balance was paid in fully by CCEP/2.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $481,000 for the three months ended March 31, 2003. Interest income was recognized on the cash basis in accordance with Statement of Financial Accounting Standards ("SFAS") 114.

During the three months ended March 31, 2003, the Partnership advanced approximately $3,935,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No such advances were made during the three months ended March 31, 2004. No principal payments were received for the three months ended March 31, 2004 and 2003. Subsequent to March 31, 2004, the Partnership received approximately $200,000 from CCEP/2 as a final payment on the Master Loan.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $59,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $193,000 and $114,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $6,000 for the three months ended March 31, 2004. There were no such fees in 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties. At March 31, 2004, the Partnership owed an affiliate of the General Partner approximately $543,000 which is included in due to affiliate.

The General Partner has loaned the Partnership approximately $57,000 and $3,835,000 during the three months ended March 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $41,000 and $193,000 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, approximately $2,664,000 in principal and accrued interest is included in Due to affiliate on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $81,000. The Partnership was charged approximately $49,000 for 2003.

Note D - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                   Ownership    Investment Balance at
Partnership                Type of Ownership      Percentage        March 31, 2004
                                                                    (in thousands)
Consolidated Capital        Non-controlling
  Growth Fund                General Partner         0.40%               $ 17
Consolidated Capital        Non-controlling
  Properties III             General Partner         1.85%                  23
Consolidated Capital        Non-controlling
  Properties IV              General Partner         1.85%               1,006
                                                                        $1,046

These investments were assumed during the foreclosure of investment properties from CCEP/2 and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2004, the Partnership recognized equity income from investments of approximately $58,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the three months ended March 31, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distributions related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity income in investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                    2004          2003

      Canyon Crest Apartments (1)                  93%           85%
         Littleton, Colorado
      Windemere Apartments (2)                     81%           85%
         Houston, Texas
      Highcrest Townhomes (2)                      93%           96%
         Wood Ridge, Illinois
      Glenbridge Manor Apartments (3)              87%           21%
         Cincinnati, Ohio

(1) The General Partner attributes the increase in occupancy at Canyon Crest Apartments to market improvement over the previous year and a more aggressive pricing strategy.

(2) The General Partner attributes the decrease in occupancy at Windemere Apartments and Highcrest Townhomes to low interest rates which have encouraged tenants to purchase homes.

(3) The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments due to the redevelopment of the property that was completed in 2003.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $385,000, compared to net income of approximately $16,000 for the corresponding period in 2003. The decrease in net income is due to an increase in total expenses and a decrease in equity income from investment partially offset by an increase in total revenues. Total expenses and total revenues increased for the three months ended March 31, 2004 due to the inclusion of the operations of Glenbridge Manor Apartments which was foreclosed on in September 2003. Excluding the operations of Glenbridge Manor, total revenues decreased due to decreases in rental and other income. Rental income decreased due to decreases in occupancy at Windemere Apartments and Highcrest Townhomes and in average rental rates at the three investment properties partially offset by an increase in occupancy at Canyon Crest Apartments and a decrease in bad debt expense at the three properties. Other income decreased due to decreases in late charges at the three properties and in lease cancellation fees at Canyon Crest and Windemere Apartments.

Excluding the operations of Glenbridge Manor Apartments, total expenses decreased due to decreases in operating and interest expenses partially offset by increases in property tax and general and administrative expenses. Operating expenses decreased due to decreases in property and insurance expenses. Property expenses decreased due to decreases in utility expense and payroll and other related benefits at Highcrest Townhomes. Insurance expense decreased due to decreases in hazard insurance at Highcrest Townhomes and Canyon Crest Apartments. Interest expense decreased due to a decrease in the advances owed to an affiliate of the General Partner. Property tax expense increased due to an increase in the assessed value of Highcrest Townhomes.

General and administrative expense increased due to increases in the management reimbursements paid to the General Partner as allowed under the Partnership
Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The equity in income from investment for the three months ended March 31, 2004 and 2003 is due to the recognition of the Partnership's share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three months ended March 31, 2004, the Partnership recognized equity income from investment of approximately $58,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the three months ended March 31, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distribution related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity income in investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $502,000 compared to approximately $678,000 at March 31, 2003. The decrease in cash and cash equivalents of approximately $222,000 from the Partnership's year end is due to approximately $43,000, $124,000, and $55,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The General Partner has loaned the Partnership approximately $57,000 and $3,835,000 during the three months ended March 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $41,000 and $193,000 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, approximately $2,664,000 in principal and accrued interest is included in Due to affiliate.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Canyon Crest Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $13,000 of capital improvements at Canyon Crest Apartments, consisting primarily of floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $37,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Windemere Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $5,000 of capital improvements at Windemere Apartments, consisting primarily of parking lot resurfacing and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $136,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Highcrest Townhomes

During the three months ended March 31, 2004, the Partnership completed approximately $25,000 of capital improvements at Highcrest Townhomes, consisting primarily of plumbing fixtures and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $72,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $103,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of final building improvements related to the reconstruction. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes and Canyon Crest and Windemere Apartments of approximately $15,838,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $21,000,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate of the General Partner to permit any distributions to its partners for the remainder of 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 450,973.90 limited partnership units (the "Units") in the Partnership representing 49.61% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 20, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 458,149.70 Units for a purchase price of $9.12 per Unit. Subsequent to March 31, 2004, AIMCO Properties, L.P. extended the expiration date of the offer to May 14, 2004. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.61% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at their fair market value at the time of the foreclosure, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of   ConCap
                                    Equities  Inc.,  equivalent of the chief
                                    executive officer of the Partnership

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

Date:  May 13, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior   Vice    President   and   Chief
                                    Accounting  Officer  of ConCap  Equities
                                    Inc.,  equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.