Form 10QSB
period 2004-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2004-08-13
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                                 $ 449
   Receivables and deposits                                                     254
   Other assets                                                                 552
   Restricted escrows                                                           107
   Investment in affiliated partnerships (Note D)                             1,067
   Investment properties:
      Land                                                    $11,192
      Buildings and related personal property                  46,893
                                                               58,085
      Less accumulated depreciation                            (2,828)       55,257
                                                                            $57,686

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 932
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          175
   Due to affiliates (Note C)                                                 3,236
   Accrued property taxes                                                       574
   Other liabilities                                                            265
   Mortgage notes payable                                                    36,702

Partners' (Deficiency) Capital
   General partner                                             $ (366)
   Limited partners (909,123.60 units issued and
      outstanding)                                             16,027        15,661
                                                                            $57,686


               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                   2004        2003        2004       2003
Revenues:
  Rental income                                   $ 1,765     $ 1,050    $ 3,521    $ 2,077
  Other income                                        171         137        341        268
     Total revenues                                 1,936       1,187      3,862      2,345

Expenses:
  Operating                                           781         450      1,521        940
  General and administrative                          230         149        459        278
  Depreciation                                        571         241      1,147        539
  Interest                                            617         547      1,225      1,021
  Property taxes                                      220         137        436        238
     Total expenses                                 2,419       1,524      4,788      3,016

Loss before equity income from investment            (483)       (337)      (926)      (671)
Equity income from investment (Note D)                 21          --         79        350

Net loss                                          $ (462)     $ (337)     $ (847)    $ (321)

Net loss allocated to general partner (1%)         $ (5)       $ (3)       $ (8)      $ (3)
Net loss allocated to limited partners (99%)         (457)       (334)      (839)      (318)

                                                  $ (462)     $ (337)     $ (847)    $ (321)

Net loss per limited partnership unit             $ (0.50)    $ (0.37)   $ (0.92)   $ (0.35)

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
          STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficiency) capital
   at December 31, 2003              909,123.60       $ (358)    $ 16,866     $ 16,508

Net loss for the six months
   ended June 30, 2004                      --            (8)        (839)        (847)

Partners' (deficiency) capital
   at June 30, 2004                  909,123.60       $ (366)    $ 16,027     $ 15,661


               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    2004          2003
Cash flows from operating activities:
  Net loss                                                         $ (847)       $ (321)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                   1,147            539
     Amortization of mortgage premium                                 (45)           (29)
     Equity in income from investment                                 (79)          (350)
     Amortization of loan costs                                        12             --
     Change in accounts:
      Other assets                                                   (161)           (58)
      Accounts receivable                                              26             58
      Accounts payable                                                101             (9)
      Accrued property taxes                                         (246)          (142)
      Due to affiliates                                               156            566
      Tenant security deposit liabilities                               4              4
      Other liabilities                                               (73)           (26)
        Net cash (used in) provided by operating
         activities                                                    (5)           232

Cash flows from investing activities:
  Property improvements and replacements                             (287)          (269)
  Advances on Master Loan                                              --         (6,528)
  Principal receipts on Master Loan                                   200             --
  Net withdrawals from restricted escrows                              --             20
  Distributions received from affiliated partnerships                  --            258
        Net cash used in investing activities                         (87)        (6,519)

Cash flows from financing activities:
  Advances from affiliates                                             57          6,349
  Loan cost additions                                                 (15)            --
  Principal payments on mortgage notes payable                       (225)          (209)
        Net cash (used in) provided by financing activities          (183)         6,140

Net decrease in cash and cash equivalents                            (275)          (147)

Cash and cash equivalents at beginning of period                      724            653

Cash and cash equivalents at end of period                         $ 449          $ 506

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,162         $ 632
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable       $ 508          $ --

Included in property improvements and replacements for the six months ended June
30, 2004 are approximately $467,000 of improvements which were included in accounts payable at December 31, 2003.

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the three properties foreclosed on in 2002 are included in the accompanying statements of operations for both the six months ended June 30, 2004 and 2003. The results of operations of the fourth property are included in the three and six months ended June 30, 2004. During the six months ended June 30, 2004, the Partnership received approximately $200,000 from CCEP/2 as the final payment on the Master Loan.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,499,000 for the six months ended June 30, 2003. Interest income was recognized on the cash basis in accordance with Statement of Financial Accounting Standards ("SFAS") 114.

During the six months ended June 30, 2003, the Partnership advanced approximately $6,528,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No such advances were made during the six months ended June 30, 2004. No principal payments were received for the six months ended June 30, 2003. For the six months ended June 30, 2004, the Partnership received approximately $200,000 from CCEP/2 as the final payment on the Master Loan.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $185,000 and $118,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $380,000 and $210,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $6,000 for the six months ended June 30, 2004. There were no such fees in 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties. At June 30, 2004, the Partnership owed an affiliate of the General Partner approximately $530,000 which is included in due to affiliates.

The General Partner has loaned the Partnership approximately $57,000 and $6,349,000 during the six months ended June 30, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $83,000 and $447,000 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, approximately $2,706,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $49,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                   Ownership    Investment Balance at
Partnership                Type of Ownership      Percentage        June 30, 2004
                                                                    (in thousands)
Consolidated Capital        Non-controlling
  Growth Fund                General Partner         0.40%               $ 13
Consolidated Capital        Non-controlling
  Properties III             General Partner         1.86%                  27
Consolidated Capital        Non-controlling
  Properties IV              General Partner         1.86%               1,027
                                                                        $1,067

These investments were assumed during the foreclosure of investment properties from CCEP/2 and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2004, the Partnership recognized equity income from investments of approximately $79,000 which largely related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the six months ended June 30, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distributions related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties
IV. There was no distribution associated with this sale.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                    2004          2003

      Canyon Crest Apartments (1)                  94%           88%
         Littleton, Colorado
      Windemere Apartments (2)                     84%           87%
         Houston, Texas
      Highcrest Townhomes                          94%           96%
         Wood Ridge, Illinois
      Glenbridge Manor Apartments (3)              88%           29%
         Cincinnati, Ohio

(1) The General Partner attributes the increase in occupancy at Canyon Crest Apartments to property improvements over the previous year and a more aggressive pricing strategy.

(2) The General Partner attributes the decrease in occupancy at Windemere Apartments to low mortgage interest rates which have encouraged tenants to purchase homes.

(3) The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to the redevelopment of the property that was completed in 2003.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $462,000 and $847,000 respectively, compared to net loss of approximately $337,000 and $321,000 for the corresponding periods in 2003. The increase in net loss for the three month period is due to an increase in total expenses, partially offset by an increase in total revenue and an increase in equity income from investments. The increase in net loss for the six month period is due to an increase in total expenses and a decrease in equity income from investments partially offset by an increase in total revenue. Total revenues and expenses increased for the three and six month periods due to the inclusion of the operations of Glenbridge Manor Apartments, which was foreclosed on in September 2003. For the six months ended June 30, 2004, Glenbridge Manor had a loss of approximately $373,000, which includes revenues of approximately $1,598,000. Excluding the operations of Glenbridge Manor, total revenues and total expenses decreased for both the three and six month periods. Total revenues for both periods decreased due to decreases in rental and other income. Rental income decreased due to decreases in the average rental rates at the three investment properties and in occupancy at Windemere Townhomes and Highcrest Apartments, partially offset by an increase in the occupancy at Canyon Crest Apartments and a decrease in bad debt expense at all three properties. Other income decreased due to decreases in late charges at all of the investment properties and in lease cancellation fees at Windemere Townhomes and Canyon Crest Apartments.

Excluding the operations of Glenbridge Manor Apartments, total expenses decreased for the three month period due to a decrease in interest expense partially offset by increases in general and administrative and depreciation expenses. Total expenses for the six month period decreased due to decreases in operating and interest expenses partially offset by increases in general and administrative, depreciation and property tax expenses. Operating expense for the six month period decreased due to decreases in advertising and insurance expenses. Advertising expense decreased due to a decrease in referral fees at all of the properties. Insurance expense decreased due to a decrease in hazard insurance premiums at Highcrest Townhomes. Interest expense for both periods decreased due to a decrease in General Partner loan interest resulting from a decrease in advances owed to an affiliate of the General Partner. Property tax expense for the six month period increased due to an increase in the assessed value of Highcrest Townhomes. Depreciation expense increased due to new assets placed into service during the past twelve months.

General and administrative expense increased for both periods due to increases in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The equity in income from investment for the six months ended June 30, 2004 and 2003 is due to the recognition of the Partnership's share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2004, the Partnership recognized equity income from investment of approximately $79,000 which largely related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the six months ended June 30, 2003, the Partnership received approximately $258,000 in distributions from two of the investments. Approximately $243,000 of the distribution related to the sale of a property in Consolidated Capital Growth Fund. Of this amount, approximately $236,000 was recognized as equity income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $449,000 compared to approximately $506,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $275,000 from the Partnership's year end is due to approximately $5,000, $87,000, and $183,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of a principal payment on the Master Loan. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties and loan cost additions partially offset by advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The General Partner has loaned the Partnership approximately $57,000 and $6,349,000 during the six months ended June 30, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2%. Interest expense was approximately $83,000 and $447,000 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, approximately $2,706,000 in principal and accrued interest is included in due to affiliate.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Canyon Crest Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $69,000 of capital improvements at Canyon Crest Apartments, consisting primarily of swimming pool upgrades, exterior painting and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Windemere Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $81,000 of capital improvements at Windemere Apartments, consisting primarily of air conditioning units and cabinet, countertop and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $94,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Highcrest Townhomes

During the six months ended June 30, 2004, the Partnership completed approximately $62,000 of capital improvements at Highcrest Townhomes, consisting primarily of swimming pool upgrades, plumbing fixtures, air conditioning units, exterior painting and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $42,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $116,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of final building improvements related to the reconstruction. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $48,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $15,702,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $21,000,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate of the General Partner to permit any distributions to its partners for the remainder of 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 495,293.05 limited partnership units (the "Units") in the Partnership representing 54.48% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.48% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties were recorded at their fair market value at the time of the foreclosure, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

     10.33 Assignment of Partnership Rights and Distributions between Consolidated Capital Equity Partners/Two, L.P., a California limited partnership and Consolidated Capital Institutional Properties/2, a California limited partnership (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22,
                  2002).

     10.34 Agreement for Conveyance of Real Property, including exhibits thereto, between Consolidated Capital Equity Partners/Two, L.P., a California limited partnership and Consolidated Capital Institutional Properties/2, a California limited partnership (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 2002).

     10.35 Promissory Note dated December 17, 2003 between CCIP/2 Village Brook, LLC, a Delaware limited partnership, and Northwestern Mutual Life Insurance Company, a Wisconsin corporation (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 19, 2003).

     10.36 Mortgage and Security Agreement dated December 17, 2003 between CCIP/2 Village Brook, LLC, a Delaware limited partnership, and Northwestern Mutual Life Insurance Company, a Wisconsin corporation (incorporated by reference to the Registrant's Current Report on Form 8-K dated December 19,
                  2003).

     31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of   ConCap
                                    Equities  Inc.,  equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities Inc.,
                                    equivalent   of  the   chief   financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.