Form 10QSB
period 2004-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2004-11-12
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 789
   Receivables and deposits                                                     195
   Other assets                                                                 558
   Restricted escrows                                                            77
   Investment in affiliated partnerships (Note D)                             1,067
   Investment properties:
      Land                                                    $11,192
      Buildings and related personal property                  47,270
                                                               58,462
      Less accumulated depreciation                            (3,412)       55,050

                                                                            $57,736

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 696
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          159
   Due to affiliates (Note C)                                                 4,009
   Accrued property taxes                                                       641
   Other liabilities                                                            362
   Mortgage notes payable                                                    36,563

Partners' (Deficiency) Capital
   General partner                                             $ (371)
   Limited partners (909,123.60 units issued and
      outstanding)                                             15,536        15,165
                                                                            $57,736

                See Accompanying Notes to Financial Statements



               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                   Three Months Ended     Nine Months Ended
                                                     September 30,          September 30,
                                                    2004       2003        2004       2003
Revenues:
  Rental income                                   $ 1,842     $ 1,215    $ 5,363    $ 3,292
  Other income                                        161         164        502        432
     Total revenues                                 2,003       1,379      5,865      3,724

Expenses:
  Operating                                           842         730      2,363      1,670
  General and administrative                          262         149        721        427
  Depreciation                                        584         303      1,731        842
  Interest                                            615         588      1,840      1,609
  Property taxes                                      196         143        632        381
     Total expenses                                 2,499       1,913      7,287      4,929

Loss before equity in income from investments        (496)       (534)    (1,422)    (1,205)
Equity in income from investments                      --         749         79      1,099

(Loss) income from continuing operations             (496)        215     (1,343)      (106)
Gain on foreclosure of real estate                     --       3,701         --      3,701

Net (loss) income                                  $ (496)    $ 3,916    $(1,343)   $ 3,595

Net (loss) income allocated to general
  partner (1%)                                      $ (5)      $ 39       $ (13)      $ 36
Net (loss) income allocated to limited
  partners (99%)                                     (491)      3,877     (1,330)     3,559

                                                   $ (496)    $ 3,916    $(1,343)   $ 3,595
Per limited partnership unit:
  (Loss) income from continuing operations        $ (0.54)    $ 0.23     $ (1.46)   $ (0.12)
  Gain on foreclosure of real estate                   --        4.03         --       4.03

                                                  $ (0.54)    $ 4.26     $ (1.46)    $ 3.91

                See Accompanying Notes to Financial Statements


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficiency) capital
  at December 31, 2003                 909,124        $ (358)    $ 16,866     $ 16,508

Net loss for the nine months
  ended September 30, 2004                  --           (13)      (1,330)      (1,343)

Partners' (deficiency) capital
  at September 30, 2004                909,124        $ (371)    $ 15,536     $ 15,165

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2004           2003
Cash flows from operating activities:
  Net (loss) income                                             $(1,343)       $ 3,595
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Gain on foreclosure                                             --         (3,701)
     Depreciation                                                 1,731            842
     Amortization of mortgage premium                               (68)           (49)
     Amortization of loan costs                                      20             --
     Equity in income from investments                              (79)        (1,099)
     Change in accounts:
      Other assets                                                 (175)           (54)
      Accounts receivable                                            85             71
      Accounts payable                                             (207)          (430)
      Accrued property taxes                                       (179)          (128)
      Due to affiliates                                             420            984
      Tenant security deposit liabilities                           (12)             5
      Other liabilities                                              24             34
        Net cash provided by operating activities                   217             70

Cash flows from investing activities:
  Property improvements and replacements                           (592)        (1,317)
  Advances on Master Loan                                            --         (7,908)
  Principal receipts on Master Loan                                 200             --
  Net withdrawals from restricted escrows                            30             20
  Distributions received from affiliated partnerships                --          1,049
        Net cash used in investing activities                      (362)        (8,156)

Cash flows from financing activities:
  Advances from affiliates                                          566          9,179
  Loan costs additions                                              (15)            --
  Principal payments on mortgage notes payable                     (341)          (317)
        Net cash provided by financing activities                   210          8,862
Net increase in cash and cash equivalents                            65            776
Cash and cash equivalents at beginning of period                    724            653
Cash and cash equivalents at end of period                       $ 789         $ 1,429
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,743         $ 890
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                      $ 580           $ --

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2004 are approximately $467,000 of improvements which were included in accounts payable at December 31, 2003.

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The General Partner is a subsidiary of Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the three properties foreclosed on in 2002 are included in the accompanying statements of operations for both the nine month periods ended September 30, 2004 and 2003.

The following table sets forth the Partnership's non-cash activities during the nine months ended September 30, 2003 with respect to the foreclosure of Glenbridge Manor Apartments (in thousands):

                                                            Nine Months Ended
                                                               September 30,
                                                                   2003

   Investment properties (a)                                     $ 28,888
   Master loan (b)                                                (21,912)
   Other liabilities received, net of other assets
     assumed                                                       (3,275)

   Gain on foreclosure of real estate                             $ 3,701

(a) This amount represents the fair market value of the property which was based on the cost of reconstruction.

(b) The amount of the Master Loan is associated with advances made with respect to the reconstruction of the property.

Glenbridge Manor Apartments had no operations during 2000 and 2001 and minimal operations during 2002. The property had not reached a stabilized occupancy at the time of the foreclosure in 2003. The results of its operations from the date of its acquisition are included in the three and nine months ended September 30, 2004 and 2003.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,395,000 for the nine months ended September 30, 2003. Interest income was recognized on the cash basis in accordance with Statement of Financial Accounting Standards ("SFAS") 114. Such cumulative unrecognized interest totaled approximately $1,909,000 and was forgiven by the Partnership when the properties were foreclosed on during the third quarters of 2003 and 2002.

During the nine months ended September 30, 2003, the Partnership advanced approximately $7,908,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No such advances were made during the nine months ended September 30, 2004. No principal payments were received for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, the Partnership received approximately $200,000 from CCEP/2 as the final payment on the Master Loan.

Note C - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $282,000 and $186,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursements of accountable administrative expenses amounting to approximately $621,000 and $316,000 for the nine months ended September 30, 2004 and 2003 respectively, which are included in general and administrative and interest expenses and investment properties. At September 30, 2004, the Partnership owed an affiliate of the General Partner approximately $750,000 of these charges which is included in due to affiliates. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $11,000 for the nine months ended September 30, 2004. There were no such fees in 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties.

The General Partner has loaned the Partnership approximately $566,000 and $9,179,000 during the nine months ended September 30, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense was approximately $127,000 and $754,000 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, approximately $3,259,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $116,000 and $49,000, respectively, for insurance coverage and fees associated with policy claims administration.


Note D - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:


                                                   Ownership    Investment Balance at
Partnership                Type of Ownership      Percentage      September 30, 2004
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
                                                                          $1,067

These investments were assumed during the foreclosure of investment properties from CCEP/2 and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2004, the Partnership recognized equity income from investments of approximately $79,000 which largely related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the nine months ended September 30, 2003, the Partnership received approximately $1,049,000 in distributions from two of the investments. Approximately $1,015,000 of the distributions related to the sale of three properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                    2004          2003

      Canyon Crest Apartments (1)                  94%           87%
         Littleton, Colorado
      Windemere Apartments                         88%           87%
         Houston, Texas
      Highcrest Townhomes                          94%           95%
         Wood Ridge, Illinois
      Glenbridge Manor Apartments (2)              90%           40%
         Cincinnati, Ohio

(1) The General Partner attributes the increase in occupancy at Canyon Crest Apartments to property improvements over the previous year and a more aggressive pricing strategy.

(2) The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to the redevelopment of the property that was completed in 2003.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $496,000 and $1,343,000, respectively, compared to net income of approximately $3,916,000 and $3,595,000 for the corresponding periods in 2003. The decrease in net income for the three and nine month periods is due to the recognition of a gain on the foreclosure of Glenbridge Manor in September 2003, a decrease in equity in income from investments and an increase in total expenses, partially offset by an increase in total revenues. Total revenues and expenses increased for the three and nine month periods due to the inclusion of the operations of Glenbridge Manor Apartments, which was acquired by the Partnership in September 2003 (see "Item 1. Financial Statements, Note B"). For the nine months ended September 30, 2004 and 2003, Glenbridge Manor Apartments had losses of approximately $559,000 and $21,000, which included revenues of approximately $2,424,000 and $202,000, respectively.

Excluding the operations of Glenbridge Manor Apartments, total revenues and total expenses decreased for the nine months ended September 30, 2004. For the three months ended September 30, 2004 total revenues increased slightly while total expenses decreased. The decrease in total revenues for the nine-month period was due to a decrease in rental and other income. Rental income decreased for the nine month period due to decreases in average rental rates at the three investment properties and a decrease in occupancy at Highcrest Apartments, partially offset by increased occupancy and a decrease in bad debt expenses at Canyon Crest and Windemere Apartments.

Total expenses decreased for the nine months ended September 30, 2004 due to decreases in interest and operating expenses, partially offset by increases in general and administrative, depreciation and property tax expenses. Total expenses decreased for the three months ended September 30, 2004 due to decreases in interest, operating and property tax expenses, partially offset by increases in general and administrative and depreciation expenses. Interest expense decreased for both periods due primarily to a decrease in interest on advances from affiliates due to principal payments made in December 2003. Operating expenses decreased for the nine month period due to decreases in insurance and maintenance expenses, partially offset by an increase in property expenses. Operating expenses decreased for the three month period due to a decrease in administrative expenses partially offset by an increase in property expenses. Insurance expense decreased for the nine month period due to reduced hazard insurance premiums primarily at Highcrest Townhomes. Maintenance expenses decreased for the nine month period due to reduced fire equipment maintenance, interior painting and snow removal costs at Highcrest Townhomes and reduced expenses related to storm damages incurred in 2003 at Canyon Crest Apartments. The decrease in administrative expenses for the three month period was due to decreased credit and collection costs and legal fees at Highcrest Townhomes. Property expenses increased for both periods due to increased payroll and related benefit costs at Canyon Crest and Windemere Apartments and increased utility costs at Windemere Apartments. Property tax expense increased for the nine months ended September 30, 2004 due primarily to an increase in the assessed value of Highcrest Townhomes and Canyon Crest Apartments. Property tax expense decreased for the three months ended September 30, 2004 due to the timing of the receipt of the tax bill at Highcrest Townhomes, which impacted the accruals of property tax expense at September 30, 2004 and 2003. Depreciation expense increased for both periods due to new assets placed into service during the past twelve months.

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

The equity in income from investment for the nine months ended September 30, 2004 and 2003 is due to the recognition of the Partnership's share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2004, the Partnership recognized equity income from investment of approximately $79,000 which largely related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale. During the nine months ended September 30, 2003, the Partnership received approximately $1,049,000 in distributions from two of the investments. Approximately $1,015,000 of the distribution related to the sale of three properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity income from investment once the investment balance allocated to that property had been reduced to zero. The Partnership also recognized equity income from investment of approximately $114,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $789,000 compared to approximately $1,429,000 at September 30, 2003. The increase in cash and cash equivalents of approximately $65,000 from the Partnership's year end is due to approximately $217,000 and $210,000 of cash provided by operating and financing activities respectively, partially offset by approximately $362,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by principal payments on the mortgages encumbering the investment properties and loan cost additions. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of a principal payment on the Master Loan and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The General Partner has loaned the Partnership approximately $566,000 and $9,179,000 during the nine months ended September 30, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense was approximately $127,000 and $754,000 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, approximately $3,259,000 in principal and accrued interest is included in due to affiliate.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Canyon Crest Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $121,000 of capital improvements at Canyon Crest Apartments, consisting primarily of structural, swimming pool upgrades, exterior painting and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $8,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Windemere Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $106,000 of capital improvements at Windemere Apartments, consisting primarily of structural upgrades and air conditioning unit, cabinet, countertop and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $68,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Highcrest Townhomes

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $108,000 of capital improvements at Highcrest Townhomes, consisting primarily of cabinet, plumbing fixture and air conditioning unit upgrades, exterior painting and vinyl siding and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $370,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of final building improvements related to the reconstruction. These improvements were funded from operations, advances from an affiliate of the General Partner and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $3,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $15,563,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $21,000,000 requires interest only payments during 2004 and will be amortized over 300 months beginning in January 2005. The loan requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of advances from an affiliate of the General Partner to permit any distributions to its partners for the remainder of 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 498,578.05 limited partnership units (the "Units") in the Partnership representing 54.84% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties were recorded at their fair market value at the time of the foreclosure. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President of ConCap  Equities  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.