Form 10KSB
period 2004-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2005-03-28
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7,955,000

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the statements of operations for both the years ended December 31, 2004 and 2003 for the three properties foreclosed upon in 2002 and for the period September 1, 2003 through December 31, 2004 for the fourth and final property foreclosed upon in 2003.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,395,000 for the year ended December 31, 2003. Interest income was recognized on the cash basis in accordance with Statement of Financial Accounting Standards ("SFAS") 114. Such cumulative unrecognized interest totaled approximately $1,909,000 and was forgiven by the Partnership when the final property was foreclosed on during the third quarter of 2003.

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

                                  Date of
Properties                      Acquisition       Type of Ownership           Use

Canyon Crest Apartments          08/22/02    Fee ownership, subject to   Apartment
Littleton, Colorado                          first mortgage              90 units

Highcrest Townhomes              08/22/02    Fee ownership, subject to   Apartment
Wood Ridge, Illinois                         first mortgage              176 units

Windemere Apartments             08/28/02    Fee ownership, subject to   Apartment
Houston, Texas                               first mortgage              257 units

Glenbridge Manor Apartments      09/01/03    Fee ownership, subject to   Apartment
Cincinnati, Ohio                             first mortgage              290 units

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

                                 Gross
                               Carrying   Accumulated                      Federal
Properties                       Value   Depreciation   Rate   Method     Tax Basis
                                   (in thousands)                       (in thousands)

Canyon Crest Apartments         $ 5,740      $ 447      5-30     S/L      $ 5,162
Highcrest Townhomes              12,651      1,324      5-30     S/L       11,256
Windemere Apartments              9,721        735      5-30     S/L        8,808
Glenbridge Manor Apartments      30,534      1,497      5-30     S/L       29,036

            Totals              $58,646     $4,003                        $54,262

See  "Note  A" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                          Principal                                     Principal
                          Balance At    Stated                           Balance
                         December 31,  Interest   Period    Maturity      Due at
Property                     2004       Rate(1)  Amortized    Date     Maturity (2)
                        (in thousands)                                (in thousands)
Canyon Crest Apartments
  1st mortgage             $ 3,267       7.10%    20 yrs    01/01/10     $ 2,613
Highcrest Townhomes
  1st mortgage               6,078       7.72%    20 yrs    02/01/10       4,868
Windemere Apartments
  1st mortgage               5,455       7.83%    20 yrs    11/01/10       4,189
Glenbridge Manor
  Apartments
  1st mortgage              21,000       5.65%    25 yrs    12/15/13      16,566

                            35,800

Mortgage premium, net          607

         Total             $36,407                                       $28,236

(1)   Fixed rate mortgages.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

On  December  19,  2003,  the  Partnership   obtained   mortgage   financing  of
approximately $21,000,000 on Glenbridge Manor Apartments. The mortgage indebtedness carries a stated interest rate of 5.65%. During 2004, the mortgage required monthly interest only payments. Beginning on January 15, 2005, payments of principal and interest of approximately $131,000 are due each month until December 2013. In December 2013 a balloon payment of approximately $16,566,000 will be due. Capitalized loan costs incurred on the financing were approximately $278,000 during the year ended December 31, 2003. Approximately $15,000 in additional loan costs was paid during the year ended December 31, 2004.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2004 and 2003 for each property:

                                       Average Annual               Average
                                        Rental Rate                Occupancy
                                         (per unit)

 Properties                          2004         2003          2004        2003

 Canyon Crest Apartments (1)       $ 8,921       $ 9,240        93%          88%
 Highcrest Townhomes                11,482        11,632        94%          95%
 Windemere Apartments (2)            6,989         7,375        90%          86%
 Glenbridge Manor Apartments (3)    11,862        11,558        92%          50%

(1) The General Partner attributes the increase in occupancy at Canyon Crest Apartments to property improvements over the previous year and a more aggressive pricing strategy.
(2) The General Partner attributes the increase in occupancy at Windemere Apartments to a more aggressive pricing strategy.
(3) The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to the redevelopment of the property that was completed in 2003.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                                2004            2004
                                               Billing        Rate (1)
                                           (in thousands)

       Canyon Crest Apartments                  $ 41            7.49%
       Highcrest Townhomes                       255            7.57%
       Windemere Apartments                      224            3.08%
       Glenbridge Manor Apartments               440            2.20%

(1) The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Canyon Crest Apartments

During the year ended December 31, 2004, the Partnership completed approximately $161,000 of capital improvements at Canyon Crest Apartments consisting primarily of swimming pool improvements, structural upgrades, floor covering replacements, and exterior painting. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the year ended December 31, 2004, the Partnership completed approximately $156,000 of capital improvements at Highcrest Townhomes consisting primarily of swimming pool improvements, plumbing fixtures, and air conditioning unit, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windemere Apartments

During the year ended December 31, 2004, the Partnership completed approximately $163,000 of capital improvements at Windemere Apartments consisting of countertops, golf carts, fitness equipment, and window, air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the year ended December 31, 2004, the Partnership completed approximately $409,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of final building improvements related to the reconstruction. These improvements were funded from operations, advances from an affiliate of the General Partner and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 20,134 holders of record owning an aggregate of 909,079 Units. Affiliates of the General Partner owned 498,502.65 units or approximately 54.84% of the outstanding Units at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2004 and 2003.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 498,502.65 limited partnership units (the "Units") in the Partnership representing 54.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 14, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 410,653.65 Units for a purchase price of $11.25 per Unit. This offer expired March 15, 2005. Pursuant to this offer, AIMCO acquired 45,763.30 Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $1,204,000, compared to net income of approximately $1,984,000 for the corresponding period in 2003. The decrease in net income for the year ended December 31, 2004 is due to the recognition of a gain on the foreclosure of Glenbridge Manor during 2003, a decrease in equity in income from investments and an increase in total expenses, partially offset by an increase in total revenues. Total revenues and expenses increased for the year ended December 31, 2004 due to the inclusion of the operations of Glenbridge Manor Apartments, which was acquired by the Partnership in September 2003 (see "Item 7. Financial Statements, Note B"). For the years ended December 31, 2004 and 2003, Glenbridge Manor Apartments had losses of approximately $729,000 and $684,000, which included revenues of approximately $3,343,000 and $920,000, respectively.

Excluding the operations of Glenbridge Manor Apartments, total revenues and total expenses decreased for the year ended December 31, 2004. The decrease in total revenues was due to a decrease in other income partially offset by a slight increase in rental revenue. Other income decreased due to deceases in late charges, lease cancellation fees, and cleaning and damages fees at Canyon Crest and Windemere Apartments. Rental revenue increased due to increases in occupancy at Canyon Crest and Windemere Apartments and decreases in bad debt expense at the three investment properties offset by decreases in the average rental rates at the three investment properties.

Total expenses decreased for the year ended December 31, 2004 due to decreases in general and administrative and interest expenses, partially offset by an increase in depreciation expense. Interest expense decreased due primarily to a decrease in interest on advances from affiliates due to principal payments made in December 2003. Depreciation expense increased due to new assets placed into service during the past twelve months at Canyon Crest and Windemere Apartments.

General and administrative expense decreased due to decreases in the management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Included in general and administrative expense for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in income from investment for the years ended December 31, 2004 and 2003 is due to the recognition of the Partnership's share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized equity income from investment of approximately $562,000, which largely related to the sales of three properties in Consolidated Capital Properties IV. There was no distribution associated with these sales. During the year ended December 31, 2003, the Partnership received approximately $1,049,000 in distributions from two of the partnerships. Approximately $1,015,000 of the distribution related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity income from investment of approximately $157,000 related to the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $623,000 compared to approximately $724,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $101,000 is due to approximately $1,085,000 of cash used in investing activities, partially offset by approximately $852,000 and $132,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and the receipt of a principal payment on the Master Loan. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by principal payments on the mortgages encumbering the investment properties and loan cost additions. The Partnership invests its working capital reserves in interest bearing accounts

The General Partner loaned the Partnership approximately $621,000 and $13,222,000 during the years ended December 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Item 7. Financial Statements, Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $179,000 and $1,109,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $3,367,000 in principal and accrued interest is included in due to affiliates.

On  December  19,  2003,  the  Partnership   obtained   mortgage   financing  of
approximately $21,000,000 on Glenbridge Manor Apartments. The mortgage indebtedness carries a stated interest rate of 5.65%. During 2004, the mortgage required monthly interest only payments. Beginning on January 15, 2005, payments of principal and interest of approximately $131,000 are due each month until December 2013. In December 2013 a balloon payment of approximately $16,566,000 will be due. Capitalized loan costs incurred on the financing were approximately $278,000 during the year ended December 31, 2003. Approximately $15,000 in additional loan costs was paid during the year ended December 31, 2004.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $14,800,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $21,000,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2004 and 2003.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 498,502.65 limited partnership units (the "Units") in the Partnership representing 54.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 14, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 410,653.65 Units for a purchase price of $11.25 per Unit. This offer expired March 15, 2005. Pursuant to this offer, AIMCO acquired 45,763.30 Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
Consolidated Capital Institutional Properties/2


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 2004, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
  Cash and cash equivalents                                                 $ 623
  Accounts receivable                                                          193
  Restricted escrows                                                            77
  Other assets                                                                 456
  Investment in affiliated partnerships (Note F)                             1,550
  Investment properties (Notes B, C, and E):
    Land                                                    11,192
    Buildings and related personal property                 47,454
                                                            58,646
    Accumulated depreciation                                (4,003)         54,643
                                                                          $ 57,542
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                          $ 108
  Other liabilities                                                            332
  Distributions payable                                                        141
  Accrued property taxes                                                       968
  Due to affiliate (Note D)                                                  4,133
  Tenant security deposit liabilities                                          149
  Mortgage notes payable (Note C)                                           36,407

Partners' (Deficiency) Capital
  General partner                                          $ (370)
  Limited partners (909,079 units issued and
    outstanding)                                            15,674          15,304
                                                                          $ 57,542


               See Accompanying Notes to the Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                               2004          2003
Revenues:
  Rental income                                              $ 7,244       $ 4,952
  Other income                                                   711           604
     Total revenues                                            7,955         5,556

Expenses:
  Operating                                                    3,205         2,698
  General and administrative                                     778           964
  Depreciation                                                 2,322         1,433
  Interest                                                     2,458         2,267
  Property taxes                                                 958           769
     Total expenses                                            9,721         8,131

Loss from operations                                          (1,766)       (2,575)
Equity in income from investments (Note F)                       562         1,142
Loss from continuing operations                               (1,204)       (1,433)
Gain on foreclosure of real estate (Note B)                       --         3,417

Net (loss) income                                            $(1,204)      $ 1,984

Net (loss) income allocated to general partner (1%)           $ (12)         $ 20
Net (loss) income allocated to limited partners (99%)         (1,192)        1,964

                                                             $(1,204)      $ 1,984
Net (loss) income per limited partnership unit:
  Loss from continuing operations                            $ (1.31)      $ (1.56)
  Gain on foreclosure of real estate                              --          3.72

                                                             $ (1.31)       $ 2.16

               See Accompanying Notes to the Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)


                                                                                  Total
                                         Limited                                Partners
                                       Partnership      General     Limited      Capital
                                          Units         Partner     Partners    (Deficit)

Original capital contributions           912,182          $ 1       $228,046    $228,047

Partners' (deficiency) capital
  at December 31, 2002                   909,124        $ (378)     $ 14,902    $ 14,524

Net income for the year ended
  December 31, 2003                           --             20        1,964       1,984

Partners' (deficiency) capital at
  December 31, 2003                      909,124           (358)      16,866      16,508

Abandonment of units (Note I)                (45)            --          --          --

Net loss for the year ended
  December 31, 2004                           --            (12)      (1,192)     (1,204)

Partners' (deficiency) capital at
  December 31, 2004                      909,079        $ (370)     $ 15,674    $ 15,304

               See Accompanying Notes to the Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                  2004           2003
Cash flows from operating activities:
  Net (loss) income                                             $ (1,204)      $ 1,984
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation                                                 2,322          1,433
      Amortization of mortgage premium                               (91)           (82)
      Amortization of loan costs                                      27             --
      Gain on foreclosure of real estate                              --         (3,417)
      Equity in income from investment                              (562)        (1,142)
      Change in accounts:
        Receivables and deposits                                      87            (38)
        Other assets                                                 (80)            --
        Accounts payable                                            (256)        (3,023)
        Tenant security deposit liabilities                          (22)            20
        Accrued property taxes                                       148            275
        Due to affiliates                                            489          1,349
        Other liabilities                                             (6)           133
           Net cash provided by (used in) operating
            activities                                               852         (2,508)

Cash flows from investing activities:
  Advances on Master Loan                                             --         (7,908)
  Principal receipts on Master Loan                                  200             --
  Property improvements and replacements                          (1,315)        (1,482)
  Net withdrawals from (deposits to) restricted escrows               30            (10)
  Distributions received from affiliated partnerships                 --          1,049
           Net cash used in investing activities                  (1,085)        (8,351)

Cash flows from financing activities:
  Advances from affiliates                                           621         13,222
  Loan costs paid                                                    (15)          (278)
  Payments on advances from affiliates                                --        (22,588)
  Proceeds from mortgage note payable                                 --         21,000
  Principal payments on mortgage notes payable                      (474)          (426)
           Net cash provided by financing activities                 132         10,930

Net (decrease) increase in cash and cash equivalents                (101)            71
Cash and cash equivalents at beginning of the year                   724            653

Cash and cash equivalents at end of the year                     $ 623          $ 724

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,323        $ 2,628

Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
    payable                                                       $ 41          $ 467

               See Accompanying Notes to the Financial Statements



                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                  SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the year ended December 31, 2003, Glenbridge Manor Apartments was foreclosed upon by the Partnership. In connection with this foreclosure, the following accounts were adjusted by the non-cash amounts noted below:


                                                      2003
         Accounts receivable                          $ (78)
         Master Loan                                  21,912
         Other assets                                    (58)
         Investment properties                       (28,604)
         Accounts payable                              3,304
         Tenant security deposit
           liabilities                                    47
         Accrued property taxes                           38
         Other liabilities                                22
         Gain on foreclosure of real estate         $ (3,417)


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the statements of operations for both the years ended December 31, 2004 and 2003 for the three properties foreclosed upon in 2002 and for the period September 1, 2003 through December 31, 2004 for the fourth and final property foreclosed upon in 2003.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $587,000 at December 31, 2004 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit ("Unit") is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on 909,123.60 Units outstanding in 2004 and 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the alternative depreciation system is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5-20 years.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on the rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $296,000 and $226,000 for the years ended December 31, 2004 and 2003, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs: Loan costs of approximately $293,000 are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the year ended December 31, 2004 was approximately $27,000 and is included in interest expense. There was no amortization expense for the year ended December 31, 2003. Amortization expense is expected to be approximately $29,000 for the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The Partnership believes that the carrying amount of its long term debt approximates its fair value.

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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, during the years ended December 31, 2003 and 2002, the Partnership assumed responsibility for the operations of such properties. The results of operations of the foreclosed properties are reflected in the statements of operations for both the years ended Decemebr 31, 2004 and 2003 for the three properties foreclosed upon in 2002 and for the period September 1, 2003 through December 31, 2004 for the fourth and final property foreclosed upon in 2003.

The following table sets forth the Partnership's non-cash activity during the year ended December 31, 2003, with respect to the foreclosure of Glenbridge Manor Apartments (in thousands).

                                                     Year Ended
                                                    December 31,
                                                        2003
     Investment property (a)                          $ 28,604
     Master loan (b)                                   (21,912)
     Other liabilities received, net of other
       assets assumed                                   (3,275)
     Gain on foreclosure of real estate               $ 3,417

(a) This amount represents the fair market value of the property which was based on the cost of reconstruction. Glenbridge Manor Apartments had not reached a stabilized occupancy at the time of the foreclosure in 2003.

(b) The amount of the Master Loan is associated with advances made with respect to the reconstruction of the property.

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000. This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,395,000 for the year ended December 31, 2003. Interest income was recognized on the cash basis in accordance with SFAS 114. Such cumulative unrecognized interest totaled approximately $1,909,000 and was forgiven by the Partnership when the final property was foreclosed on during the third quarter of 2003.

During the year ended December 31, 2003, the Partnership advanced approximately $7,908,000 on the Master Loan to CCEP/2 to cover reconstruction costs of Glenbridge Manor Apartments. No such advances were made during the year ended December 31, 2004. No principal payments were received for the year ended
December 31, 2003. For the year ended December 31, 2004, the Partnership received approximately $200,000 from CCEP/2 as the final payment on the Master Loan.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                              Principal     Monthly                            Principal
                             Balance At     Payment     Stated                  Balance
                            December 31,   Including   Interest   Maturity       Due at
                                2004        Interest     Rate       Date        Maturity
                                  (in thousands)                             (in thousands)
Properties
Canyon Crest Apartments
  1st mortgage                 $ 3,267        $ 28       7.10%    01/01/10      $ 2,613
Highcrest Townhomes
  1st mortgage                   6,078           55      7.72%    02/01/10        4,868
Windemere Apartments
  1st mortgage                   5,455           50      7.83%    11/01/10        4,189
Glenbridge Manor
  Apartments
  1st mortgage                  21,000          131      5.65%    12/15/13       16,566
                                35,800
Mortgage premium, net              607
           Total               $36,407       $ 264                              $28,236

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by a pledge of the Partnerships rental properties and by pledge of revenues from the respective rental properties. Prepayment penalties are incurred if the notes are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness. The principal balance of the loans is being amortized over 240 and 300 months with balloon payments due in 2010 and 2013.

On  December  19,  2003,  the  Partnership   obtained   mortgage   financing  of
approximately $21,000,000 on Glenbridge Manor Apartments. The mortgage indebtedness carries a stated interest rate of 5.65%. During 2004, the mortgage required monthly interest only payments. Beginning on January 15, 2005, payments of principal and interest of approximately $131,000 are due each month until December 2013. In December 2013 a balloon payment of approximately $16,566,000 will be due. Capitalized loan costs incurred on the financing were approximately $278,000 during the year ended December 31, 2003. Approximately $15,000 in additional loan costs was paid during the year ended December 31, 2004.

The carrying amount of the Partnership's long term debt approximates its fair value due to the fact that the mortgages on the foreclosed properties were recorded at their fair value. The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure.

The mortgage premium of approximately $607,000 is net of accumulated amortization of approximately $193,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization of the mortgage premium is included in interest expense in the statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                               Mortgage
                                 Note             Premium            Total

            2005                $ 875              $ 96              $ 971
            2006                   951               103              1,054
            2007                 1,017               110              1,127
            2008                 1,089               118              1,207
            2009                 1,165               126              1,291
         Thereafter             30,703                54             30,757
                               $35,800             $ 607            $36,407

Note D - Transactions with Affiliated Parties

CCIP/2 has no employees and depends on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCIP/2's activities.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $388,000 and $273,000, for the years ended December 31, 2004 and 2003, respectively, which are included in operating expense.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $655,000 and $812,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $27,000. No fees for construction management services were paid in 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, the Partnership owed approximately $766,000 for accountable administrative expenses, which is included in due to affiliate. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimated amounts and in the fourth quarter of both years, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note H"). The adjustment to management reimbursements was included in general and administrative expenses for both periods.

The General Partner loaned the Partnership approximately $621,000 and $13,222,000 during the years ended December 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 21, 2004). Interest expense was approximately $179,000 and $1,109,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $3,367,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $49,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 498,502.65 limited partnership units (the "Units") in the Partnership representing 54.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 14, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 410,653.65 Units for a purchase price of $11.25 per Unit. This offer expired March 15, 2005. Pursuant to this offer, AIMCO acquired 45,763.30 Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)
                                                           Buildings      Net Costs
                                                          and Related    Capitalized
                                                            Personal    Subsequent to
Description                      Encumbrances     Land      Property     Acquisition


Canyon Crest Apartments            $ 3,267      $ 1,242     $ 4,158         $ 340

Highcrest Townhomes                  6,078        3,660       8,540            451
Windemere Apartments                 5,455        1,955       7,445            321
Glenbridge Manor Apartments         21,000        4,335      24,269          1,930

                                    35,800
Mortgage Premium                       607

            Totals                 $36,407      $11,192     $44,412        $ 3,042

                     Gross Amount At Which
                            Carried
                      At December 31, 2004
                        (in thousands)

                            Buildings
                               And
                             Related
                             Personal          Accumulated    Date of     Date   Depreciable
Description          Land   Properties Total  Depreciation Construction Acquired Life-Years

Canyon Crest Apts  $ 1,242   $ 4,498 $ 5,740       $ 447        1966     08/22/02    5-40

Highcrest            3,660     8,991  12,651       1,324       1968     08/22/02    5-40
Townhomes
Windemere            1,955     7,766   9,721         735       1982     08/28/02    5-40
Apartments
Glenbridge Manor
  Apartments         4,335    26,199  30,534       1,497       2003     09/01/03    5-40


      Totals       $11,192   $47,454 $58,646     $ 4,003

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Year Ended December 31,
                                                   2004           2003
                                                      (in thousands)
    Investment Properties
    Balance at beginning of year                 $57,757         $27,204
      Acquisition of properties through
        foreclosure                                   --          28,604
      Property improvements                          889           1,949
    Balance at end of year                       $58,646         $57,757

    Accumulated Depreciation
    Balance at beginning of year                 $ 1,681          $ 248
      Additions charged to expense                 2,322           1,433
    Balance at end of year                       $ 4,003         $ 1,681

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $58,618,000 and $57,757,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $4,356,000 and $1,892,000, respectively.

Note F - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                                        Investment
                                                      Ownership         Balance At
Partnership                    Type of Ownership      Percentage    December 31, 2004
                                                                      (in thousands)
Consolidated Capital            Non-controlling
  Growth Fund                    General Partner        0.40%              $ 13
Consolidated Capital            Non-controlling
  Properties III                 General Partner        1.86%                 17
Consolidated Capital            Non-controlling
  Properties IV                  General Partner        1.86%              1,520
                                                                          $1,550

These investments were assumed during the foreclosure of investment properties from CCEP/2 (see "Note B") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized equity income from investments of approximately $562,000 which largely related to the sales of three properties in Consolidated Capital Properties IV. There were no distributions associated with these sales. During the year ended December 31, 2003, the Partnership received approximately $1,049,000 in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from investment in Consolidated Capital Properties IV of approximately $157,000 which included the allocation of gain from the sale of a property in Consolidated Capital Properties IV. There was no distribution associated with this sale.

At December 31, 2004, the unamortized excess of the Partnership's investments over the historical cost of the underlying net assets of the investees was approximately $6,375,000 which has been attributed to the fair values of the investees underlying properties and is being depreciated over their useful lives. The aggregate market value of the Partnership's investments is approximately $1,170,000 at December 31, 2004.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable loss for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                                    2004            2003

      Net (loss) income as reported               $(1,204)         $ 1,984
      Add (deduct):
        Depreciation differences                       70               (6)
        Change in prepaid rental                      (39)              72
        Other                                        (537)             163
        Gain on foreclosure                            --          (44,899)

      Federal taxable loss                        $(1,710)        $(42,686)

      Federal taxable loss per limited
        partnership unit                           $ 1.86         $ (46.48)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

                  Net assets as reported                  $15,304
                    Buildings and land                        (28)
                    Accumulated depreciation                 (353)
                    Syndication fees                       25,796
                    Other                                   1,616
                  Net assets - tax basis                  $42,335

Note H - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2004 and 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarters of 2004 and 2003, the Partnership recorded adjustments to management reimbursements to the General Partner of approximately $181,000 and $391,000, respectively, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2004 were approximately $610,000, as compared to the unadjusted estimated management reimbursements to the General
Partner for the year ended December 31, 2004 of approximately $791,000. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $812,000, as compared to the unadjusted estimated management reimbursements to the General Partner for the year ended December 31, 2003 of approximately $421,000.

Note I - Abandonment of Limited Partnership Units

During the year ended December 31, 2004, the number of Limited Partnership Units decreased by 45 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note J - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. She is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004:

Entity                                  Number of Units      Percentage

Reedy River Properties
  (an affiliate of AIMCO)                  168,736.50          18.56%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                   17,240.60           1.90%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                  245,006.85          26.95%
Cooper River Properties, LLC
  (an affiliate of AIMCO)                   67,518.70           7.43%

Reedy River Properties, AIMCO IPLP, L.P. and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No directors or officers of the General Partner owns any Units of the Partnership of record or beneficially.

Item 12.    Certain Relationships and Related Transactions

CCIP/2 has no employees and depends on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of CCIP/2's activities.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $388,000 and $273,000, for the years ended December 31, 2004 and 2003, respectively, which are included in operating expense.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $655,000 and $812,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $27,000. No fees for construction management services were paid in 2003. The construction management service fees are calculated based on a percentage of additions to the investment properties. At December 31, 2004, the Partnership owed approximately $766,000 for accountable administrative expenses, which is included in due to affiliate. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimated amounts and in the fourth quarter of both years, the reimbursement of accountable administrative expenses was adjusted based on actual costs (see "Note H"). The adjustment to management reimbursements was included in general and administrative expenses for both periods.

The General Partner loaned the Partnership approximately $621,000 and $13,222,000 during the years ended December 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note B") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 21, 2004). Interest expense was approximately $179,000 and $1,109,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $3,367,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $49,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 498,502.65 limited partnership units (the "Units") in the Partnership representing 54.84% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on December 14, 2004, AIMCO Properties, L.P., commenced a tender offer to acquire up to 410,653.65 Units for a purchase price of $11.25 per Unit. This offer expired March 15, 2005. Pursuant to this offer, AIMCO acquired 45,763.30 Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.84% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $50,000 and $51,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $8,000 and $19,000 for 2004 and 2003, respectively.

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


                                    Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock      Director and Executive        Date: March 25, 2005
Harry G. Alcock         Vice President

/s/Martha L. Long       Director and Senior Vice      Date: March 25, 2005
Martha L. Long          President

/s/Stephen B. Waters    Vice President                Date: March 25, 2005
Stephen B. Waters

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

      3.1         Certificates of Limited Partnership, as amended to date.

      3.2 Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the annual report on Form 10-KSB for the year ended December 31, 2004).

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


Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Institutional Properties/2;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which s
3. uch statements were made, not misleading with respect to the period covered by this report;

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

Date: March 25, 2005

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

Date: March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  ConCap   Equities,
                                    Inc.,    equivalent    of   the   chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the year end December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.