Form 10KSB/A
period 2004-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2005-07-01
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Form 10-KSB/A No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note

Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") is filing this Amendment on Form 10-KSB (the "Amendment") for the sole purpose of amending the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Original Filing"). This Amendment adjusts the initial recording in 2002 of an investment in an affiliated partnership and reverses the Partnership's recognition of equity in gains on sale of investment properties in the affiliated partnership recognized by the Partnership in 2003 and 2004. Because of the errors noted above, the Partnership's financial statements showed an understatement of net loss and an overstatement of net income for the years ended December 31, 2004 and 2003, respectively, and an overstatement of assets and partner's (deficiency) capital as of December 31, 2004. These errors have been corrected in the restated financial statements.

Please note that this Amendment restates only those items of the Original Filing that were affected by the above-described corrections. Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Therefore, you should read this Amendment together with other documents that we have filed with the United States Securities and Exchange Commission (the "SEC") subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

                                     PART I

Item 1.     Description of Business

General

The Partnership was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the SEC under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. During 1999, 10.4 units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 7" of this Form 10-KSB/A No. 1.

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

Canyon Crest Apartments          08/22/02    Fee ownership, subject to   Apartment
Littleton, Colorado                          first mortgage              90 units

Highcrest Townhomes              08/22/02    Fee ownership, subject to   Apartment
Wood Ridge, Illinois                         first mortgage              176 units

Windemere Apartments             08/28/02    Fee ownership, subject to   Apartment
Houston, Texas                               first mortgage              257 units

Glenbridge Manor Apartments      09/01/03    Fee ownership, subject to   Apartment
Cincinnati, Ohio                             first mortgage              290 units

During the year ended December 31, 2002, CCIP/2 foreclosed on three of the four properties that collaterized the Master Loan (see "Item 7 - Financial Statements and Supplementary Data - Note "C"). The Partnership Agreement of CCIP/2 was amended to allow CCIP/2 to directly or indirectly own investment properties. CCIP/2 executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 became vested in CCIP/2, subject to the existing liens on the properties, including the first mortgage loans.

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

See  "Note  B" to the  financial  statements  included  in  "Item  7.  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

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

(1) Fixed rate mortgages.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $1,744,000, compared to net income of approximately $1,867,000 for the corresponding period in 2003. The decrease in net income for the year ended December 31, 2004 is due to the recognition of a gain on the foreclosure of Glenbridge Manor during 2003, a decrease in equity in income from investments and an increase in total expenses, partially offset by an increase in total revenues. Total revenues and expenses increased for the year ended December 31, 2004 due to the inclusion of the operations of Glenbridge Manor Apartments, which was acquired by the Partnership in September 2003 (see "Item 7. Financial Statements, Note C"). For the years ended December 31, 2004 and 2003, Glenbridge Manor Apartments had losses of approximately $729,000 and $684,000, which included revenues of approximately $3,343,000 and $920,000, respectively.

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

The equity in income from investment for the years ended December 31, 2004 and 2003 is due to the recognition of the Partnership's share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized equity income from the operating results of an investment of approximately $22,000. During the year ended December 31, 2003, the Partnership received approximately $1,049,000 in distributions from two of the partnerships. Approximately $1,015,000 of the distribution related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity income from the operating results of an investment of approximately $40,000.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $623,000 compared to approximately $724,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $101,000 is due to approximately $1,085,000 of cash used in investing activities, partially offset by approximately $852,000 and $132,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and the receipt of a principal payment on the Master Loan. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by principal payments on the mortgages encumbering the investment properties and loan cost additions. The Partnership invests its working capital reserves in interest bearing accounts

The General Partner loaned the Partnership approximately $621,000 and $13,222,000 during the years ended December 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Item 7. Financial Statements, Note C") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $179,000 and $1,109,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $3,367,000 in principal and accrued interest is included in due to affiliates.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements and
Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Item 7.     Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004, as restated

      Statements of Operations - Years ended December 31, 2004 and 2003, as restated

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003, as restated

      Statements of Cash Flows - Years ended December 31, 2004 and 2003, as restated

      Notes to Financial Statements, as restated

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

As discussed in Note A to the financial statements, in 2005 the management of Consolidated Capital Institutional Properties/2 determined that the initial value assigned in 2002 to a special limited partnership interest in an affiliate was overstated and that the related equity in income from the special limited partnership interest as reported in each of the years ended December 31, 2004 and 2003 was overstated.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005
Except for Notes A, G, and H as to which the date is June 23, 2005

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004
                           (as restated - see Note A)


Assets
  Cash and cash equivalents                                                 $ 623
  Accounts receivable                                                          193
  Restricted escrows                                                            77
  Other assets                                                                 456
  Investment in affiliated partnerships (Note G)                               624
  Investment properties (Notes C, D, and F):
    Land                                                    11,192
    Buildings and related personal property                 47,454
                                                            58,646
    Accumulated depreciation                                (4,003)         54,643
                                                                          $ 56,616
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                          $ 108
  Other liabilities                                                            332
  Distributions payable                                                        141
  Accrued property taxes                                                       968
  Due to affiliate (Note E)                                                  4,133
  Tenant security deposit liabilities                                          149
  Mortgage notes payable (Note D)                                           36,407

Partners' (Deficiency) Capital
  General partner                                          $ (379)
  Limited partners (909,079 units issued and
    outstanding)                                            14,757          14,378
                                                                          $ 56,616

                 See Accompanying Notes to the Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                               2004          2003
                                                            (Restated - See Note A)
Revenues:
  Rental income                                              $ 7,244       $ 4,952
  Other income                                                   711           604
     Total revenues                                            7,955         5,556

Expenses:
  Operating                                                    3,205         2,698
  General and administrative                                     778           964
  Depreciation                                                 2,322         1,433
  Interest                                                     2,458         2,267
  Property taxes                                                 958           769
     Total expenses                                            9,721         8,131

Loss from operations                                          (1,766)       (2,575)
Equity in income from investments (Note G)                        22         1,025
Loss from continuing operations                               (1,744)       (1,550)
Gain on foreclosure of real estate (Note C)                       --         3,417

Net (loss) income                                            $(1,744)      $ 1,867

Net (loss) income allocated to general partner (1%)           $ (17)         $ 19
Net (loss) income allocated to limited partners (99%)         (1,727)        1,848

                                                             $(1,744)      $ 1,867
Net (loss) income per limited partnership unit:
  Loss from continuing operations                            $ (1.90)      $ (1.69)
  Gain on foreclosure of real estate                              --          3.72

                                                             $ (1.90)       $ 2.03

                 See Accompanying Notes to the Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)
                           (as restated - see Note A)

                                                                                  Total
                                         Limited                                Partners
                                       Partnership      General     Limited      Capital
                                          Units         Partner     Partners    (Deficit)

Original capital contributions           912,182          $ 1       $228,046    $228,047

Partners' (deficiency) capital
  at December 31, 2002                   909,124        $ (381)     $ 14,636    $ 14,255

Net income for the year ended
  December 31, 2003                           --             19        1,848       1,867

Partners' (deficiency) capital at
  December 31, 2003                      909,124           (362)      16,484      16,122

Abandonment of units (Note J)                (45)            --          --          --

Net loss for the year ended
  December 31, 2004                           --            (17)      (1,727)     (1,744)

Partners' (deficiency) capital at
  December 31, 2004                      909,079        $ (379)     $ 14,757    $ 14,378


                 See Accompanying Notes to the Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                  2004           2003
                                                                (Restated - See Note A)
Cash flows from operating activities:
  Net (loss) income                                             $ (1,744)      $ 1,867
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation                                                 2,322          1,433
      Amortization of mortgage premium                               (91)           (82)
      Amortization of loan costs                                      27             --
      Gain on foreclosure of real estate                              --         (3,417)
      Equity in income from investment                               (22)        (1,025)
      Change in accounts:
        Receivables and deposits                                      87            (38)
        Other assets                                                 (80)            --
        Accounts payable                                            (256)        (3,023)
        Tenant security deposit liabilities                          (22)            20
        Accrued property taxes                                       148            275
        Due to affiliates                                            489          1,349
        Other liabilities                                             (6)           133
           Net cash provided by (used in) operating
            activities                                               852         (2,508)

Cash flows from investing activities:
  Advances on Master Loan                                             --         (7,908)
  Principal receipts on Master Loan                                  200             --
  Property improvements and replacements                          (1,315)        (1,482)
  Net withdrawals from (deposits to) restricted escrows               30            (10)
  Distributions received from affiliated partnerships                 --          1,049
           Net cash used in investing activities                  (1,085)        (8,351)

Cash flows from financing activities:
  Advances from affiliates                                           621         13,222
  Loan costs paid                                                    (15)          (278)
  Payments on advances from affiliates                                --        (22,588)
  Proceeds from mortgage note payable                                 --         21,000
  Principal payments on mortgage notes payable                      (474)          (426)
           Net cash provided by financing activities                 132         10,930

Net (decrease) increase in cash and cash equivalents                (101)            71
Cash and cash equivalents at beginning of the year                   724            653

Cash and cash equivalents at end of the year                     $ 623          $ 724

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,323        $ 2,628

Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts
    payable                                                       $ 41          $ 467

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

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

Note A - Correction of an Error

As disclosed in Note C to the financial statements, Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") assumed ownership of special limited partner interests during a foreclosure process in 2002. The Partnership initially recorded its investment in affiliated partnerships received in connection with the 2002 foreclosure at their estimated fair values, based on the fair values of the underlying assets and liabilities of the respective affiliated partnerships and the ownership percentages stated in the related partnership agreements. When this valuation was performed, the Partnership did not note that the partnership agreement for one of the affiliated partnerships, Consolidated Capital Properties IV ("CCP IV"), contains provisions that require all partnership distributions resulting from a property sale or refinancing to be paid to the limited partners until such time as the limited partners have received a return of their initial invested capital. At the time of the foreclosure, the limited partners of CCP IV had not received a return of their initial invested capital and, based on the estimated fair values of the investment properties and outstanding debt balances at that time, there would be insufficient net asset value to return all invested capital to the limited partners in an assumed liquidation of CCP IV. Based on the substantial deficiency in net asset values that would be required to return invested capital to the limited partners of CCP IV, it was unlikely that the Partnership would participate in sale and refinancing distributions of CCP IV in the foreseeable future. Accordingly, the initial values assigned to the investment in CCP IV should have been based primarily on the estimated discounted cash flows from operations that were expected to be distributed to the Partnership, and the Partnership should not have recognized any equity in earnings attributed to the gains on property sales in CCP IV during 2003 and 2004 because none of the related sales proceeds will be distributed to the Partnership.

Since the initial investment in CCP IV was recorded in 2002 at a value of $844,000, the Partnership has recorded equity in earnings of $72,000, equity in gain on sale of properties owned by CCP IV of $657,000 and operating distributions of $53,000, resulting in an unadjusted carrying value of the Partnership's investment in CCP IV of $1,520,000 at December 31, 2004. The Partnership has determined that a value of $575,000 should have been assigned during 2002 to the special limited partner interest in CCP IV using the methodology described above and the Partnership should not have recognized during 2003 and 2004 the equity in gain on sale of properties totaling $657,000. The following tables set forth the adjustments to the balance sheet as of December 31, 2004 and the statements of operations for the years ended December 31, 2004 and 2003. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                                        As of December 31, 2004
                                                             (in thousands)
                                                     As Previously
                                                       Reported         As Restated

Investment in affiliated partnerships                  $ 1,550              $   624
Partners' capital                                       15,304               14,378


                                                     Years ended December 31,
                                                 2004                        2003
                                               (in thousands, except per unit data)

                                       As Previously      As      As Previously      As
                                         Reported       Restated     Reported     Restated
Equity in income from
 investments                             $    562       $   22       $  1,142      $1,025
Loss from continuing
 operations                                (1,204)      (1,744)        (1,433)     (1,550)
Net (loss) income                          (1,204)      (1,744)         1,984       1,867
Net (loss) income allocated to
 general partner                              (12)         (17)            20          19
Net (loss) income allocated to
 limited partner                           (1,192)      (1,727)         1,964       1,848
Loss from continuing operations per
 limited partnership unit                   (1.31)       (1.90)         (1.56)      (1.69)
Net (loss) income per limited
 partnership unit                           (1.31)       (1.90)          2.16        2.03

Note B - Organization and Significant Accounting Policies

Organization: The Partnership, a California Limited Partnership, was formed on April 12, 1983, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secured the Master Loan were purchased and owned by, Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership. Through December 31, 2003, the Partnership had advanced approximately $202,141,000 under the Master Loan.

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

Note C - Net Investment in Master Loan and Loss on Foreclosure Real Estate

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

Note D - Mortgage Notes Payable

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

Note E - Transactions with Affiliated Parties

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

The General Partner loaned the Partnership approximately $621,000 and $13,222,000 during the years ended December 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note C") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 21, 2004). Interest expense was approximately $179,000 and $1,109,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $3,367,000 in principal and accrued interest is included in due to affiliates.

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

Note F - Investment Properties and Accumulated Depreciation

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

                     Gross Amount At Which
                            Carried
                     At December 31, 2004
                         (in thousands)

                            Buildings
                            And
                             Related
                             Personal          Accumulated    Date of     Date   Depreciable
Description          Land   Properties Total  Depreciation  ConstructionAcquired Life-Years

Canyon Crest Apts  $ 1,242   $ 4,498 $5,740     $    447      1966     08/22/02    5-40

Highcrest            3,660     8,991 12,651        1,324       1968     08/22/02    5-40
Townhomes
Windemere            1,955     7,766   9,721         735       1982     08/28/02    5-40
Apartments
Glenbridge Manor
  Apartments         4,335    26,199  30,534      1,497       2003     09/01/03    5-40

      Totals       $11,192   $47,454   $58,646   $ 4,003

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Year Ended December 31,
                                                   2004           2003
                                                      (in thousands)
    Investment Properties
    Balance at beginning of year                 $57,757         $27,204
      Acquisition of properties through
        foreclosure                                   --          28,604
      Property improvements                          889           1,949
    Balance at end of year                       $58,646         $57,757

    Accumulated Depreciation
    Balance at beginning of year                 $ 1,681          $ 248
      Additions charged to expense                 2,322           1,433
    Balance at end of year                       $ 4,003         $ 1,681

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $58,618,000 and $57,757,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $4,356,000 and $1,892,000, respectively.

Note G - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships, as restated:

                                                                        Investment
                                                      Ownership         Balance At
Partnership                    Type of Ownership      Percentage    December 31, 2004
                                                                      (in thousands)
Consolidated Capital                Special
  Growth Fund                    Limited Partner        0.40%              $ 13
Consolidated Capital                Special
  Properties III                 Limited Partner        1.86%                 17
Consolidated Capital                Special
  Properties IV                  Limited Partner        1.86%                594
                                                                           $ 624

These investments were assumed during the foreclosure of investment properties from CCEP/2 (see "Note C") and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2004, the Partnership recognized equity income from the operating results of an investments of approximately $22,000. During the year ended December 31, 2003, the Partnership received approximately $1,049,000 in distributions from two of the partnerships. Approximately $1,015,000 of the distributions related to the sale of three of the properties in Consolidated Capital Growth Fund. Of this amount, approximately $985,000 was recognized as equity in income from investment once the investment balance allocated to those properties had been reduced to zero. The Partnership also recognized equity in income from the operating results of an investment of approximately $40,000.

Note H - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable loss for the years ended December 31, 2004 and 2003, as restated (in thousands, except per unit data):

                                                    2004            2003

      Net (loss) income as reported               $(1,744)         $ 1,867
      Add (deduct):
        Depreciation differences                       70               (6)
        Change in prepaid rental                      (39)              72
        Other                                           3              280
        Gain on foreclosure                            --          (44,899)

      Federal taxable loss                        $(1,710)        $(42,686)

      Federal taxable loss per limited
        partnership unit                           $ 1.86         $ (46.48)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets, as restated (in thousands):

                  Net assets as reported                  $14,378
                    Buildings and land                        (28)
                    Accumulated depreciation                 (353)
                    Syndication fees                       25,796
                    Other                                   2,542
                  Net assets - tax basis                  $42,335

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

Note J - Abandonment of Limited Partnership Units

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

Note K - Contingencies

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

Item 8.     Changes  in  and  Disagreements   with  Accountants  on  Accounting
            and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved subsequent to December 31, 2004 to ensure that transactions involving the recording of investments and the related recording of equity in earnings are properly reflected. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.

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

The General Partner loaned the Partnership approximately $621,000 and $13,222,000 during the years ended December 31, 2004 and 2003, respectively, so that the Partnership could pay invoices and make advances on the Master Loan (see "Note C") to assist in the reconstruction of Glenbridge Manor Apartments. Interest is charged at the prime rate plus 2% (7.25% at December 21, 2004). Interest expense was approximately $179,000 and $1,109,000 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, approximately $3,367,000 in principal and accrued interest is included in due to affiliates.

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


                                    Date: July 1, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock      Director and Executive        Date: July 1, 2005
Harry G. Alcock         Vice President

/s/Martha L. Long       Director and Senior Vice      Date: July 1, 2005
Martha L. Long          President

/s/Stephen B. Waters    Vice President                Date: July 1, 2005
Stephen B. Waters

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-KSB/A No. 1 of Consolidated Capital Institutional Properties/2;

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

Date: July 1, 2005

                               /s/Martha L. Long
                                Martha L. Long
                                Senior Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this annual report on Form 10-KSB/A No. 1 of Consolidated Capital Institutional Properties/2;

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

Date: July 1, 2005

                                    /s/Stephen B. Waters
                                Stephen B. Waters
                                    Vice  President  of  ConCap   Equities,
                                    Inc.,    equivalent    of   the   chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB/A No. 1 of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the year end December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  July 1, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  July 1, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.