Form 10QSB
period 2005-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2005-07-01
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 431
   Receivables and deposits                                                     105
   Other assets                                                                 553
   Restricted escrows                                                            77
   Investment in affiliated partnerships (Note D)                               624
   Investment properties:
      Land                                                    $11,192
      Buildings and related personal property                  47,567
                                                               58,759
      Less accumulated depreciation                            (4,599)       54,160
                                                                            $55,950

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 66
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          145
   Due to affiliate (Note C)                                                  4,377
   Accrued property taxes                                                       662
   Other liabilities                                                            336
   Mortgage notes payable                                                    36,166

Partners' (Deficiency) Capital
   General partner                                             $ (382)
   Limited partners (909,079 units issued and
      outstanding)                                             14,439        14,057
                                                                            $55,950


                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                       March 31,
                                                                2005          2004
                                                                           (Restated)
Revenues:
   Rental income                                               $1,908        $1,756
   Other income                                                   169           170
      Total revenues                                            2,077         1,926

Expenses:
   Operating                                                      795           740
   General and administrative                                     180           229
   Depreciation                                                   596           576
   Interest                                                       615           608
   Property taxes                                                 212           216
      Total expenses                                            2,398         2,369

Net loss                                                       $ (321)       $ (443)

Net loss allocated to general partner (1%)                      $ (3)         $ (4)
Net loss allocated to limited partners (99%)                     (318)         (439)

                                                               $ (321)       $ (443)

Net loss per limited partnership unit                          $(0.35)       $(0.48)

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                           Limited
                                         Partnership    General     Limited
                                            Units       Partner    Partners      Total

Original capital contributions             912,182        $ 1      $228,046    $228,047

Partners' (deficiency) capital
   at December 31, 2004, as restated       909,079      $ (379)    $ 14,757    $ 14,378

Net loss for the three months
   ended March 31, 2005                         --           (3)       (318)       (321)

Partners' (deficiency) capital
   at March 31, 2005                       909,079      $ (382)    $ 14,439    $ 14,057

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                    2005          2004
                                                                               (Restated)
Cash flows from operating activities:
  Net loss                                                         $ (321)       $ (443)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                     596            576
     Amortization of mortgage premium                                 (24)           (22)
     Amortization of loan costs                                         7              5
     Change in accounts:
      Other assets                                                   (104)          (187)
      Accounts receivable                                              88             44
      Accounts payable                                                (21)            33
      Accrued property taxes                                         (306)          (170)
      Due to affiliate                                                206            127
      Tenant security deposit liabilities                              (4)             6
      Other liabilities                                                 4            (12)
        Net cash provided by (used in) operating activities           121            (43)

Cash flows used in investing activities:
  Property improvements and replacements                             (134)          (124)

Cash flows from financing activities:
  Advances from affiliates                                             38             57
  Principal payments on mortgage notes payable                       (217)          (112)
        Net cash used in financing activities                        (179)           (55)

Net decrease in cash and cash equivalents                            (192)          (222)
Cash and cash equivalents at beginning of period                      623            724

Cash and cash equivalents at end of period                         $ 431          $ 502

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 578          $ 577

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable        $ 20          $ 489

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 and 2004 are approximately $41,000 and $467,000 of improvements, which were included in accounts payable at December 31, 2004 and 2003, respectively.

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB/A No. 1 for the year ended December 31, 2004. The General Partner is a subsidiary of Apartment
Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership amended its Form 10-KSB for the year ended December 31, 2004 to adjust for the recording in 2002 of an investment in an affiliated partnership and to reverse the related equity in gains on sale of investment properties in the affiliated partnership recognized in 2003 and 2004. The value of the investment in 2002 should have been recorded at the discounted value of operating cash flows that were reasonably expected at the date the Partnership foreclosed on the investment. In addition, the equity in gains on sale of investment properties recognized in 2003 and 2004 should not have been recognized because the related sales proceeds will not be distributed to the Partnership. Because of the errors noted above, the statement of operations and the statement of cash flows for the three months ended March 31, 2004 and the partners' (deficiency) capital at December 31, 2004 have been restated to reflect the correction of these errors in the restated financial statements.

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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties. The results of operations of the properties foreclosed on in 2002 and 2003 are included in the accompanying statements of operations for both the three month periods ended March 31, 2005 and 2004.

Note C - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $92,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $159,000 and $193,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for both the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $6,000. The construction management service fees are calculated based on a percentage of additions to the investment properties. At March 31, 2005, the Partnership owed approximately $918,000 for accountable administrative expenses, which is included in due to affiliate.

The General Partner has loaned the Partnership approximately $38,000 and $57,000 during the three months ended March 31, 2005 and 2004, respectively, for operations at the properties. Interest is charged at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $54,000 and $41,000 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, approximately $3,459,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $86,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $113,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

                                        7
Note D - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                   Ownership    Investment Balance at
Partnership                Type of Ownership      Percentage        March 31, 2005
                                                                    (in thousands)
Consolidated Capital         Special Limited
  Growth Fund                   Partner              0.40%               $ 13

Consolidated Capital         Special Limited
  Properties III                Partner              1.86%                  17

Consolidated Capital         Special Limited
  Properties IV                 Partner              1.86%                 594
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

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. The Court of Appeals is also scheduled to hear oral argument in the Heller appeal on July 27, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. The defendants have filed an answer to the amended complaint denying the substantive allegations. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court will allow plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                    2005          2004

      Canyon Crest Apartments (1)                  85%           93%
         Littleton, Colorado
      Windemere Apartments (2)                     98%           81%
         Houston, Texas
      Highcrest Townhomes (1)                      90%           93%
         Wood Ridge, Illinois
      Glenbridge Manor Apartments (3)              96%           87%
         Cincinnati, Ohio

(1) The General Partner attributes the decrease in occupancy at Canyon Crest Apartments and Highcrest Townhomes to lower interest rates which have encouraged tenants to purchase homes.

(2) The General Partner attributes the increase in occupancy of Windemere Apartments to increased marketing efforts by local management.

(3) The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to the redevelopment of the property that was completed late in 2003.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $321,000, compared to net loss of approximately $443,000 for the corresponding period in 2004. The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income. Rental income increased primarily due to increases in occupancy at Windemere and Glenbridge Manor Apartments partially offset by decreases in occupancy at Canyon Crest Apartments and Highcrest Townhomes.

Total expenses increased for the three month period due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses. Operating expenses increased due to an increase in property expenses partially offset by decreases in advertising and maintenance expenses. Property expenses increased due to an increase in payroll and related costs at most of the investment properties and an increase in utilities at Glenbridge Manor Apartments. Advertising expenses decreased due to a decrease in the advertising associated with the completion of the redevelopment at Glenbridge Manor Apartments. Maintenance expense decreased due to a decrease in contract labor at Glenbridge Manor Apartments. Depreciation expense increased due to fixed assets placed into service at the investment properties.

General and administrative expenses decreased for the three months ended March 31, 2005 due to a decrease in the management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $431,000 compared to approximately $502,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $192,000 from the Partnership's year end is due to approximately $134,000 and $179,000, of cash used in investing and financing activities respectively, partially offset by approximately $121,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The General Partner loaned the Partnership approximately $38,000 and $57,000 during the three months ended March 31, 2005 and 2004, respectively, for operations at the properties. Interest is charged at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $54,000 and $41,000 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, approximately $3,459,000 in principal and accrued interest is included in due to affiliates.

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

Canyon Crest Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $18,000 of capital improvements at Canyon Crest Apartments, consisting primarily of floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $58,000 of capital improvements at Windemere Apartments, consisting primarily of swimming pool upgrades, balcony replacement, parking lot resurfacing and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the three months ended March 31, 2005, the Partnership completed approximately $23,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering and roof replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $14,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes and Canyon Crest and Windemere Apartments of approximately $15,263,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,903,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at March 31, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 546,792.35 limited partnership units (the "Units") in the Partnership representing 60.15% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures needed to be improved and were improved during the second quarter of 2005 to ensure that transactions involving the recording of investments and the related recording of equity in earnings are properly reflected. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. The Court of Appeals is also scheduled to hear oral argument in the Heller appeal on July 27, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. The defendants have filed an answer to the amended complaint denying the substantive allegations. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court will allow plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclasses. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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

     32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  July 1, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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