Form 10KSB/A
period 2004-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2005-08-15
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Form 10-KSB/A No. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note


Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") is filing this Amendment on Form 10-KSB (the "Amendment") for the sole purpose of amending the Partnership's Amended Annual Report on Form 10-KSB/A No.1 ("Amendment No. 1") for the year ended December 31, 2004 (the "Amended Filing"). This Amendment adjusts the Item 8a.(a) disclosure regarding the Partnership's disclosure controls and procedures.

Please note that this Amendment restates only those items of the Amended Filing that were affected by the above-described corrections. Furthermore, the information contained in this Amendment is as of the date of the Amended Filing and does not reflect any subsequent information or events occurring after the date of the Amended Filing. Therefore, you should read this Amendment together with other documents that we have filed with the SEC subsequent to the filing of the Amended Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

                                       16
The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to Equity Partners/Two ("EP/2"), a California general partnership in which certain of the partners were former shareholders and former management of CCEC, the former managing general partner of the Partnership. (See "Status of Master Loan and Foreclosure on Real Estate" for a description of the loan and settlement of EP/2's bankruptcy.) The Master Loan matured in November 2000. The General Partner had been negotiating with CCEP /2 with respect to its options which included foreclosing on the properties that collateralized the Master Loan or extending the terms of the Master Loan. The General Partner decided to foreclose on the properties that collateralized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties during the years ended December 31, 2003 and 2002, respectively.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 7" of this Form 10-KSB/A No. 2.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls were not effective due to the Partnership's failure to properly record the Partnership's investment in an affiliated partnership and incorrectly recognizing equity in gains on sale of investment properties in the affiliated partnership in 2003 and 2004. The
Partnership's management believes that, as of the date of the filing of Amendment No. 1 on July 1, 2005, the Partnership's ineffective disclosure controls were and continue to be fully remediated. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures.

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


                              Date: August 15, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock      Director and Executive        Date: August 15, 2005
Harry G. Alcock         Vice President

/s/Martha L. Long       Director and Senior Vice      Date: August 15, 2005
Martha L. Long          President

/s/Stephen B. Waters    Vice President                Date: August 15, 2005
Stephen B. Waters

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-KSB/A No. 2 of Consolidated Capital Institutional Properties/2;

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

Date: August 15, 2005

                               /s/Martha L. Long
                               Martha L. Long
                               Senior Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this annual report on Form 10-KSB/A No. 2 of Consolidated Capital Institutional Properties/2;

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

Date: August 15, 2005

                              /s/Stephen B. Waters
                              Stephen B. Waters
                              Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB/A No. 2 of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the year end December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Martha L. Long
                              Name: Martha L. Long
                              Date: August 15, 2005


                                     /s/Stephen B. Waters
                              Name:  Stephen B. Waters
                              Date: August 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.