Form 10QSB
period 2005-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2005-08-15
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 357
   Receivables and deposits                                                     122
   Other assets                                                                 518
   Restricted escrows                                                            77
   Investment in affiliated partnerships (Note D)                               624
   Investment properties:
      Land                                                    $11,192
      Buildings and related personal property                  47,771
                                                               58,963
      Less accumulated depreciation                            (5,201)       53,762
                                                                            $55,460

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 159
   Distribution payable                                                         141
   Tenant security deposit liabilities                                          146
   Due to affiliates (Note C)                                                 4,547
   Accrued property taxes                                                       473
   Other liabilities                                                            327
   Mortgage notes payable                                                    35,923

Partners' (Deficiency) Capital
   General partner                                             $ (385)
   Limited partners (909,079 units issued and
      outstanding)                                             14,129        13,744
                                                                            $55,460

         See Accompanying Notes to Consolidated Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                   2005         2004       2005        2004
Revenues:                                                                           (Restated)
  Rental income                                   $ 1,912     $ 1,765     $ 3,820    $ 3,521
  Other income                                        196         171         365        341
     Total revenues                                 2,108       1,936       4,185      3,862

Expenses:
  Operating                                           762         781       1,557      1,521
  General and administrative                          209         230         389        459
  Depreciation                                        602         571       1,198      1,147
  Interest                                            613         617       1,228      1,225
  Property taxes                                      235         220         447        436
     Total expenses                                 2,421       2,419       4,819      4,788

Loss before equity in income from investment         (313)       (483)      (634)       (926)
Equity in income from investment (Note D)              --          21          --         21

Net loss                                          $ (313)      $ (462)    $ (634)     $ (905)

Net loss allocated to general partner (1%)         $ (3)        $ (5)      $ (6)       $ (9)
Net loss allocated to limited partners (99%)         (310)       (457)      (628)       (896)

                                                  $ (313)      $ (462)    $ (634)     $ (905)

Net loss per limited partnership unit             $ (0.34)    $ (0.50)   $ (0.69)    $ (0.99)

         See Accompanying Notes to Consolidated Financial Statements


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners       Total

Original capital contributions         912,182         $ 1       $228,046     $228,047

Partners' (deficiency) capital
   at December 31, 2004, as
    restated                           909,079        $ (379)    $ 14,757     $ 14,378

Net loss for the six months
   ended June 30, 2005                      --            (6)        (628)        (634)

Partners' (deficiency) capital
   at June 30, 2005                    909,079        $ (385)    $ 14,129     $ 13,744

         See Accompanying Notes to Consolidated Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    2005          2004
                                                                               (Restated)
Cash flows from operating activities:
  Net loss                                                         $ (634)       $ (905)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation                                                   1,198          1,147
     Amortization of mortgage premium                                 (46)           (45)
     Equity in income from investment                                  --            (21)
     Amortization of loan costs                                        15             12
     Change in accounts:
      Other assets                                                    (77)          (161)
      Accounts receivable                                              71             26
      Accounts payable                                                (23)           101
      Accrued property taxes                                         (495)          (246)
      Due to affiliates                                               376            156
      Tenant security deposit liabilities                              (3)             4
      Other liabilities                                                (5)           (73)
        Net cash provided by (used in) operating
         activities                                                   377             (5)

Cash flows from investing activities:
  Property improvements and replacements                             (243)          (287)
  Principal receipts on Master Loan                                    --            200
        Net cash used in investing activities                        (243)           (87)

Cash flows from financing activities:
  Advances from affiliates                                             38             57
  Loan cost additions                                                  --            (15)
  Principal payments on mortgage notes payable                       (438)          (225)
        Net cash used in financing activities                        (400)          (183)

Net decrease in cash and cash equivalents                            (266)          (275)

Cash and cash equivalents at beginning of period                      623            724

Cash and cash equivalents at end of period                         $ 357          $ 449

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,152        $ 1,162
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable       $ 115          $ 508

Included in property improvements and replacements for the six months ended June
30, 2005 and 2004 are approximately $41,000 and $467,000 of improvements which were included in accounts payable at December 31, 2004 and 2003, respectively.


         See Accompanying Notes to Consolidated Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB/A No. 1 for the year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership amended its Form 10-KSB for the year ended December 31, 2004 to adjust for the recording in 2002 of an investment in an affiliated partnership and to reverse the related equity in gains on sale of investment properties in the affiliated partnership recognized in 2003 and 2004. The value of the investment in 2002 should have been recorded at the discounted value of operating cash flows that were reasonably expected at the date the Partnership foreclosed on the investment. In addition, the equity in gains on sale of investment properties recognized in 2003 and 2004 should not have been recognized because the related sales proceeds will not be distributed to the Partnership. Because of the errors noted above, the statement of operations and the statement of cash flows for the six months ended June 30, 2004 and the partners' (deficiency) capital at December 31, 2004 have been restated to reflect the correction of these errors in the restated financial statements.

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

The Master Loan matured in November 2000. The General Partner decided to foreclose on the properties that collaterized the Master Loan. During March 2002, the Partnership Agreement was amended to allow the Partnership to directly or indirectly own investment properties. The General Partner executed deeds in lieu of foreclosure during the third quarter of 2002 on the three active properties of CCEP/2. The deed in lieu of foreclosure on the fourth property, which completed reconstruction in 2003, was executed in the third quarter of 2003. As the deeds were executed, title in the properties previously owned by CCEP/2 were vested in the Partnership, subject to the existing liens on such properties including the first mortgage loans. As a result, the Partnership assumed responsibility for the operations of such properties. The results of operations of the properties foreclosed on in 2002 and 2003 are included in the accompanying statements of operations for both the six month periods ended June 30, 2005 and 2004.

Note C - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $204,000 and $185,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $311,000 and $380,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for both the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $6,000. The construction management service fees are calculated based on a percentage of additions to the investment properties. At June 30, 2005, the Partnership owed approximately $1,031,000 for accountable administrative expenses, which is included in due to affiliates.

The General Partner has loaned the Partnership approximately $38,000 and $57,000 during the six months ended June 30, 2005 and 2004, respectively, for capital improvements at two of the Partnership's properties. Interest is charged at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $111,000 and $83,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, approximately $3,516,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $118,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.


Note D - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

                                                   Ownership    Investment Balance at
Partnership                Type of Ownership      Percentage        June 30, 2005
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
                                                                         $ 624

These investments were assumed during the foreclosure of investment properties from CCEP/2 and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2004, the Partnership recognized equity in income from the operating results of the investments of approximately $21,000. No such income was recognized during the six months ended June 30, 2005.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                    2005          2004

      Canyon Crest Apartments (1)                  86%           94%
         Littleton, Colorado
      Windemere Apartments (2)                     97%           84%
         Houston, Texas
      Highcrest Townhomes                          92%           94%
         Wood Ridge, Illinois
      Glenbridge Manor Apartments (3)              95%           88%
         Cincinnati, Ohio

(1) The General Partner attributes the decrease in occupancy at Canyon Crest Apartments to lower interest rates which have encouraged tenants to purchase homes.

(2) The General Partner attributes the increase in occupancy at Windemere Apartments to increased marketing efforts by local management.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $313,000 and $634,000, respectively, compared to net loss of approximately $462,000 and $905,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss for the three month period is due to an increase in total revenue partially offset by the recognition of equity in income from investment in 2004. The decrease in net loss for the six month period is due to an increase in total revenue partially offset by an increase in total expenses and the recognition of equity income from investments in 2004. Total revenue increased for the three and six month periods due to increases in rental and other income. Rental income increased due to an increase in occupancy at Glenbridge Manor and Windemere Apartments, partially offset by decreases in occupancy at Canyon Crest Apartments and Highcrest Townhomes. Other income increased due to increases in utility reimbursements at three of the investment properties and in corporate unit rent at Glenbridge Manor Apartments partially offset by a decrease in late charges at Glenbridge Manor Apartments.

Total expenses remained constant for the three month period due to increases in depreciation and property tax expenses offset by decreases in operating and general and administrative expenses. Total expenses increased for the six month period due to increases in operating, depreciation, and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expense decreased for the three month period due to a decrease in advertising expense partially offset by an increase in property expense. Operating expense increased for the six month period due to an increase in property expense partially offset by a decrease in advertising expense. Advertising expense decreased for both periods due to a decrease in the advertising associated with the completion of the redevelopment at Glenbridge Manor Apartments. Property expense increased for both periods due to increases in payroll and related benefits and utilities at most of the investment properties and in corporate unit expense at Glenbridge Manor Apartments. Depreciation expense increased for both periods due to fixed assets placed into service during the past twelve months at the investment properties. Property tax expense increased for both periods due to an increase in the property tax rate at Glenbridge Manor Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2005 due to a decrease in the management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in income from investment for the six months ended June 30, 2004 is due to the recognition of the Partnership's share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the six months ended June 30, 2004, the Partnership recognized equity in income from the operating results of the investments of approximately $21,000. There was no such income recognized during the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $357,000 compared to approximately $449,000 at June 30, 2004. The decrease in cash and cash equivalents of approximately $266,000 from the Partnership's year end is due to approximately $243,000 and $400,000, of cash used in investing and financing activities, respectively, partially offset by approximately $377,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The General Partner has loaned the Partnership approximately $38,000 and $57,000 during the six months ended June 30, 2005 and 2004, respectively, for capital improvements at two of the Partnership's properties. Interest is charged at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $111,000 and $83,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, approximately $3,516,000 in principal and accrued interest is included in due to affiliates.

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

Canyon Crest Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $48,000 of capital improvements at Canyon Crest Apartments, consisting primarily of floor covering replacements and furniture and fixtures. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $91,000 of capital improvements at Windemere Apartments, consisting primarily of swimming pool upgrades, balcony replacements, parking lot resurfacing and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the six months ended June 30, 2005, the Partnership completed approximately $141,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering and roof replacements, building upgrades and exterior painting. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $37,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of floor covering replacements and building improvements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes and Canyon Crest and Windemere Apartments of approximately $15,117,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,806,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at June 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 547,267.75 limited partnership units (the "Units") in the Partnership representing 60.20% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.20% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: August 12, 2005

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

Date:  August 12, 2005

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.