Form 10QSB
period 2005-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2005-11-14
CIK 719184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the  registrant  is a shell company (as defined
in rule 12b-2 of Exchange Act).   Yes      No _X

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                 $ 398
   Receivables and deposits                                                     107
   Other assets                                                                 457
   Restricted escrows                                                            77
   Investment in affiliated partnerships (Note C)                               634
   Investment properties:
      Land                                                    $11,154
      Buildings and related personal property                  47,971
                                                               59,125
      Less accumulated depreciation                            (5,811)       53,314
                                                                            $54,987

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 71
   Tenant security deposit liabilities                                          147
   Due to affiliates (Note B)                                                 4,689
   Accrued property taxes                                                       559
   Other liabilities                                                            480
   Mortgage notes payable                                                    35,635

Partners' (Deficiency) Capital
   General partner                                             $ (389)
   Limited partners (909,079 units issued and
      outstanding)                                             13,795        13,406
                                                                            $54,987

         See Accompanying Notes to Consolidated Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                    2005        2004        2005        2004
                                                                                     (Restated)
Revenues:
  Rental income                                   $ 1,968     $ 1,842     $ 5,788     $ 5,363
  Other income                                        187         161         552         502
     Total revenues                                 2,155       2,003       6,340       5,865

Expenses:
  Operating                                           887         842       2,444       2,363
  General and administrative                          182         262         571         721
  Depreciation                                        610         584       1,808       1,731
  Interest                                            607         615       1,835       1,840
  Property taxes                                      217         196         664         632
     Total expenses                                 2,503       2,499       7,322       7,287

Loss before equity in income from investments        (348)       (496)       (982)     (1,422)
Equity in income from investments (Note C)             10          --          10          21
Net loss                                           $ (338)     $ (496)     $ (972)    $(1,401)

Net loss allocated to general partner (1%)          $ (3)       $ (5)      $ (10)      $ (14)

Net loss allocated to limited partners (99%)         (335)       (491)       (962)     (1,387)

                                                   $ (338)     $ (496)     $ (972)    $(1,401)

Loss per limited partnership unit                 $ (0.37)    $ (0.54)    $ (1.06)    $ (1.53)

         See Accompanying Notes to Consolidated Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                         Limited
                                       Partnership     General     Limited
                                          Units        Partner    Partners      Total

Original capital contributions           912,182         $ 1      $228,046     $228,047

Partners' (deficiency) capital
  at December 31, 2004, as restated      909,079       $ (379)    $ 14,757     $ 14,378

Net loss for the nine months
  ended September 30, 2005                    --           (10)       (962)        (972)

Partners' (deficiency) capital
  at September 30, 2005                  909,079       $ (389)    $ 13,795    $ 13,406

         See Accompanying Notes to Consolidated Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2005           2004
                                                                              (Restated)
Cash flows from operating activities:
  Net loss                                                       $ (972)       $(1,401)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                  1,808         1,731
     Amortization of mortgage premium                                (72)          (68)
     Amortization of loan costs                                       22            20
     Equity in income from investments                               (10)          (21)
     Change in accounts:
      Other assets                                                   (23)         (175)
      Accounts receivable                                             86            85
      Accounts payable                                               (25)         (207)
      Accrued property taxes                                        (409)         (179)
      Due to affiliates                                              518           420
      Tenant security deposit liabilities                             (2)          (12)
      Other liabilities                                                7            24
        Net cash provided by operating activities                    928           217

Cash flows from investing activities:
  Proceeds from sale of land                                          38            --
  Property improvements and replacements                            (529)         (592)
  Principal receipts on Master Loan                                   --           200
  Net withdrawals from restricted escrows                             --            30
        Net cash used in investing activities                       (491)         (362)

Cash flows from financing activities:
  Advances from affiliates                                            38           566
  Loan costs additions                                                --           (15)
  Principal payments on mortgage notes payable                      (700)         (341)
        Net cash (used in) provided by financing activities         (662)          210

Net (decrease) increase in cash and cash equivalents                (225)           65
Cash and cash equivalents at beginning of period                     623           724
Cash and cash equivalents at end of period                        $ 398         $ 789
Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,723       $ 1,743
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
    payable                                                       $ 29          $ 580

Included in property  improvements  and  replacements  for the nine months ended
September  30,  2005  and  2004  are  approximately   $41,000  and  $467,000  of
improvements  which were  included in accounts  payable at December 31, 2004 and
2003, respectively.

         See Accompanying Notes to Consolidated Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB/A No. 2 for the year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership amended its Form 10-KSB for the year ended December 31, 2004 to adjust for the recording in 2002 of an investment in an affiliated partnership and to reverse the related equity in gains on sale of investment properties in the affiliated partnership recognized in 2003 and 2004. The value of the investment in 2002 should have been recorded at the discounted value of operating cash flows that were reasonably expected at the date the Partnership foreclosed on the investment. In addition, the equity in gains on sale of investment properties recognized in 2003 and 2004 should not have been recognized because the related sales proceeds will not be distributed to the Partnership. Because of the errors noted above, the statement of operations and the statement of cash flows for the nine months ended September 30, 2004 and the partners' (deficiency) capital at December 31, 2004 have been restated to reflect the correction of these errors in the restated financial statements.

Note B - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates  of the  General  Partner  receive  5% of  gross  receipts  from  the
Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $309,000 and $282,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $484,000 and $621,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $26,000 and $11,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At September 30, 2005, the Partnership owed approximately $1,114,000 for accountable administrative expenses, which is included in due to affiliates.

The General Partner has loaned the Partnership approximately $38,000 and $566,000 during the nine months ended September 30, 2005 and 2004, respectively, for capital improvements at two of the Partnership's properties. Interest is charged at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $171,000 and $127,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, approximately $3,575,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $118,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:


                                                   Ownership    Investment Balance at
Partnership                Type of Ownership      Percentage      September 30, 2005
                                                                    (in thousands)
Consolidated Capital         Special Limited
  Growth Fund                   Partner              0.40%               $ 12

Consolidated Capital         Special Limited
  Properties III                Partner              1.86%                  18

Consolidated Capital         Special Limited
  Properties IV                 Partner              1.86%                 604
                                                                           $ 634

These investments were assumed during the foreclosure of investment properties from CCEP/2 and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2005 and 2004, the Partnership recognized equity in income from the operating results of the investments of approximately $10,000 and $21,000, respectively.

Note D - Contingencies

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Note E - Sale of Land

On August 22, 2005, the Partnership sold a portion of the land from Glenbridge Manor Apartments to the county of Hamilton, Ohio, for gross proceeds of approximately $38,000. The Partnership was required to use the proceeds of approximately $38,000 as a payment on the mortgage encumbering the property.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                    2005          2004

      Canyon Crest Apartments (1)                  89%           94%
         Littleton, Colorado
      Windemere Apartments (2)                     97%           88%
         Houston, Texas
      Highcrest Townhomes                          93%           94%
         Wood Ridge, Illinois
      Glenbridge Manor Apartments (3)              96%           90%
         Cincinnati, Ohio

(1) The General Partner attributes the decrease in occupancy at Canyon Crest Apartments to weak market conditions in Littleton, Colorado.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $338,000 and $972,000, respectively, compared to net loss of approximately $496,000 and $1,401,000 for the three and nine month periods ended September 30, 2004, respectively. The decrease in net loss for the three month period is due to increases in total revenues and equity in income from investments, partially offset by an increase in total expenses. The decrease in net loss for the nine month period is due to an increase in total revenues, partially offset by an increase in total expenses and a decrease in equity in income from investments. Total revenues increased for the three and nine month periods due to increases in rental and other income. Rental income increased due to an increase in occupancy at Glenbridge Manor Apartments and Windemere Apartments, an increase in the average rental rates at Highcrest Townhomes and Glenbridge Manor Apartments and reduced bad debt expenses at all of the Partnership's properties, partially offset by decreases in occupancy at Canyon Crest Apartments and Highcrest Townhomes and reduced average rental rates at Windemere Apartments. Other income increased due to increases in utility reimbursements at three of the investment properties and increased corporate unit rent at Glenbridge Manor Apartments, partially offset by reduced lease cancellation fees at Canyon Crest Apartments and Highcrest Townhomes.

Total expenses increased for the three and nine months ended September 30, 2005 due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in general and administrative expense. Operating expense increased for the three month period due to an increase in administrative expenses. Operating expense increased for the nine month period due to an increase in property expense and management fees, partially offset by decreases in advertising and maintenance expenses. Administrative expense increased for the three month period due to increases in phone sales and credit card service fees at Glenbridge Manor Apartments and property tax service fees at Windemere Apartments. Property expense increased for the nine month period due to increases in utilities at three of the Partnership's properties, increased corporate unit expenses at Windemere Apartments and increased salary and related benefit expenses at Windemere Apartments, partially offset by reduced salaries and related benefit expenses at Glenbridge Manor Apartments. Management fees increased due to increased rental income at two of the Partnership's properties. Advertising expense decreased due to reduced periodicals advertised, brochures and banners at Glenbridge Manor. Maintenance expense decreased for the nine month period due to decreases in contract labor at Glenbridge Manor Apartments, partially offset by an increase in contract labor at Windemere Apartments. Depreciation expense increased for both periods due to fixed assets placed into service during the past twelve months at the investment properties. Property tax expense increased for the nine month period due to an increase in the property tax rate at Glenbridge Manor Apartments. Property tax expense increased for the three month period due to the timing of the receipt of the tax bill for Highcrest Townhomes in 2004 which decreased the tax expense for the three months ended September 30, 2005.

General and administrative expenses decreased for the three and nine months ended September 30, 2005 due to a decrease in the cost of services included in the management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $398,000 compared to approximately $789,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $225,000 from the Partnership's year end is due to approximately $491,000 and $662,000, of cash used in investing and financing activities, respectively, partially offset by approximately $928,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by proceeds from the sale of land. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The General Partner has loaned the Partnership approximately $38,000 and $566,000 during the nine months ended September 30, 2005 and 2004, respectively, for capital improvements at two of the Partnership's properties. Interest is charged at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $171,000 and $127,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, approximately $3,575,000 in principal and accrued interest is included in due to affiliates.

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

Canyon Crest Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $132,000 of capital improvements at Canyon Crest Apartments, consisting primarily of major landscaping, air conditioning units, floor covering replacements and furniture and fixtures. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $141,000 of capital improvements at Windemere Apartments, consisting primarily of furniture and fixtures, swimming pool upgrades, concrete, balcony replacements, and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $181,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering replacements, concrete, and exterior painting. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $63,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of floor covering replacements and building improvements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $14,966,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,669,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amount due to an affiliate of the General Partner at September 30, 2005, it is not anticipated that the Partnership will make any distributions in the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 549,064.85 limited partnership units (the "Units") in the Partnership representing 60.40% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties were recorded at their fair market value at the time of the Partnership's foreclosure of such properties, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.