Form 10KSB
period 2005-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2006-03-28
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11723

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

(Name of small business issuer in its charter)

California	94-2883067
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Registrant's telephone number

(864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes []  No[X]

State issuer's revenues for its most recent fiscal year. $8,558,000

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

General

Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 55.4 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

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

Prior to the foreclosure in 2003, the principal balance of the Master Loan due to the Partnership totaled approximately $21,912,000.  This amount represented the fair market value of the remaining property owned by CCEP/2, less the net liabilities owed by the property. Interest, calculated on the accrual basis, due to the Partnership pursuant to the term of the Master Loan Agreement, but not recognized in the income statements due to the impairment of the loan, totaled approximately $1,395,000 for the year ended December 31, 2003. Interest income was recognized on the cash basis in accordance with Statement of Financial Accounting Standards (“SFAS”) 114. Such cumulative unrecognized interest totaled approximately $1,909,000 and was forgiven by the Partnership when the final property was foreclosed on during the third quarter of 2003.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Canyon Crest
Apartments	$ 5,928	$ 682	5-30 yrs	S/L	$ 5,123
Highcrest
Townhomes	12,869	1,972	5-30 yrs	S/L	10,945
Windemere
Apartments	9,904	1,097	5-30 yrs	S/L	8,647
Glenbridge Manor
Apartments	30,579	2,674	5-30 yrs	S/L	27,597
Totals	$59,280	$6,425			$52,312

See "Note A" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2005	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Canyon Crest Apartments	$ 3,154	7.10%	20 yrs	01/01/10	$ 2,613
Highcrest Townhomes	5,876	7.72%	20 yrs	02/01/10	4,868
Windemere Apartments	5,289	7.83%	20 yrs	11/01/10	4,189
Glenbridge Manor
Apartments	20,607	5.65%	25 yrs	12/15/13	16,566

	34,926
Mortgage premium, net	510
Total	$35,436				$28,236

(1)

Fixed rate mortgages.

(2)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2005 and 2004 for each property:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Properties	2005	2004	2005	2004

Canyon Crest Apartments (1)	$ 8,759	$ 8,921	90%	93%
Highcrest Townhomes	11,620	11,482	94%	94%
Windemere Apartments (2)	6,911	6,989	96%	90%
Glenbridge Manor Apartments (3)	12,532	11,862	97%	92%

(1)

The General Partner attributes the decrease in occupancy at Canyon Crest Apartments to weak market conditions in Littleton, Colorado.

(2)

The General Partner attributes the increase in occupancy at Windemere Apartments to increased marketing efforts by local management.

(3)

The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to the redevelopment of the property that was completed in late 2003.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billing	Rate (1)
	(in thousands)

Canyon Crest Apartments	$ 38	8.28%
Highcrest Townhomes	260	7.59%
Windemere Apartments	228	3.10%
Glenbridge Manor Apartments	543	6.45%

(1)

The rates are based on the local authority's assessed value of the investment properties.

Capital Improvements

Canyon Crest Apartments

During the year ended December 31, 2005, the Partnership completed approximately $187,000 of capital improvements at Canyon Crest Apartments consisting primarily of structural upgrades, major landscaping and appliance, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and an advance from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the year ended December 31, 2005, the Partnership completed approximately $218,000 of capital improvements at Highcrest Townhomes consisting primarily of exterior painting, fencing, exterior lighting, structural upgrades, and cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windemere Apartments

During the year ended December 31, 2005, the Partnership completed approximately $183,000 of capital improvements at Windemere Apartments consisting of structural improvements, parking lot resurfacing, furniture and fixtures, swimming pool upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the year ended December 31, 2005, the Partnership completed approximately $84,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of final building improvements, security equipment, and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 17,225 holders of record owning an aggregate of 909,079 Units. Affiliates of the General Partner owned 549,864.35 units or approximately 60.49% of the outstanding Units at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2005 and 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 549,864.35 limited partnership units (the "Units") in the Partnership representing 60.49% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.49% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $1,470,000 compared to a net loss of approximately $1,744,000 for the corresponding period in 2004. The decrease in net loss for the year ended December 31, 2005 is due to an increase in total revenues, partially offset by an increase in total expenses, and a decrease in equity income from investment.  Total revenues increased due to increases in rental income and other income.  Rental income increased due to an increase in occupancy at Glenbridge Manor Apartments and Windemere Apartments, an increase in the average rental rates at Highcrest Townhomes and Glenbridge Manor Apartments and reduced bad debt expenses at all of the Partnership’s properties, partially offset by decreases in occupancy at Canyon Crest Apartments and reduced average rental rates at Canyon Crest Apartments.  Other income increased due to increases in utility reimbursements at Windemere, Highcrest, and Glenbridge Manor Apartments and an increase in corporate unit rent at Glenbridge Manor Apartments, partially offset by a decrease in lease cancellation fees at all of the Partnership’s investment properties.

Total expenses increased for the year ended December 31, 2005 due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in property expenses and management fees partially offset by a decrease in advertising expense.  Property expense increased due to increases in utilities and payroll costs at Windemere and Glenbridge Manor Apartments, and an increase in corporate unit expenses at Glenbridge Manor Apartments. Management fees increased at two investment properties as a result of an increase in rental income due to an increase in occupancy. Advertising expense decreased due to decreases in periodicals and brochures and banners at Glenbridge Manor Apartments.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at the investment properties.  Property tax expense increased for the year ended December 31, 2005 due to an increase in the property tax rate at Glenbridge Manor Apartments.

General and administrative expenses decreased for the year ended December 31, 2005 due to a decrease in professional services. Also included in general and administrative expenses are management reimbursements charged by the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in income from investment for the years ended December 31, 2005 and 2004 is due to the recognition of the Partnership’s share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2005 and 2004, the Partnership recognized equity in income from the operating results of the investments of approximately $16,000 and $22,000, respectively.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $519,000 compared to approximately $623,000 at December 31, 2004. The decrease in cash and cash equivalents of approximately $104,000 is due to approximately $1,193,000 and $664,000, of cash used in financing and investing activities, respectively, partially offset by approximately $1,753,000 of cash provided by operating activities.  Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties and repayment of advances from an affiliate of the General Partner partially offset by advances received from an affiliate of the General Partner.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows, partially offset by proceeds from the sale of land. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $14,319,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,607,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2005 and 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 549,864.35 limited partnership units (the "Units") in the Partnership representing 60.49% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.49% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements and Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its  significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are stated at their fair market value at the time of foreclosure, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Item 7.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2

We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 2005, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 519
Accounts receivable		110
Restricted escrow		78
Other assets		383
Investment in affiliated partnerships (Note F)		640
Investment properties (Notes B, C, E and I):
Land	11,154
Buildings and related personal property	48,126
	59,280
Accumulated depreciation	(6,425)	52,855
		$ 54,585
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 63
Distributions payable		141
Accrued property taxes		1,072
Due to affiliates (Note D)		4,505
Tenant security deposit liabilities		140
Other liabilities		320
Mortgage notes payable (Note C)		35,436

Partners' (Deficiency) Capital
General partner	$ (394)
Limited partners (909,079 units issued and
outstanding)	13,202	12,908
		$ 54,585

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004

Revenues:
Rental income	$ 7,769	$ 7,244
Other income	789	711
Total revenues	8,558	7,955

Expenses:
Operating	3,317	3,205
General and administrative	757	778
Depreciation	2,422	2,322
Interest	2,446	2,458
Property taxes	1,102	958
Total expenses	10,044	9,721

Loss from operations	(1,486)	(1,766)
Equity in income from investments (Note F)	16	22
Net loss (Note G)	$(1,470)	$(1,744)

Net loss allocated to general partner (1%)	$ (15)	$ (17)
Net loss allocated to limited partners (99%)	(1,455)	(1,727)

	$(1,470)	$(1,744)

Net loss per limited partnership unit	$ (1.60)	$ (1.90)

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

				Total
	Limited			Partners
	Partnership	General	Limited	Capital
	Units	Partner	Partners	(Deficit)

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital at
December 31, 2003	909,124	$ (362)	$ 16,484	$ 16,122

Abandonment of units (Note H)	(45)	--	--	--

Net loss for the year ended
December 31, 2004	--	(17)	(1,727)	(1,744)

Partners' (deficiency) capital at
December 31, 2004	909,079	(379)	14,757	14,378

Net loss for the year ended
December 31, 2005	--	(15)	(1,455)	(1,470)

Partners' (deficiency) capital at
December 31, 2005	909,079	$ (394)	$ 13,302	$ 12,908

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (1,470)	$ (1,744)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	2,422	2,322
Amortization of mortgage premium	(97)	(91)
Amortization of loan costs	29	27
Equity in income from investment	(16)	(22)
Change in accounts:
Receivables and deposits	83	87
Other assets	44	(80)
Accounts payable	(16)	(256)
Tenant security deposit liabilities	(9)	(22)
Accrued property taxes	104	148
Due to affiliates	691	489
Other liabilities	(12)	(6)
Net cash provided by operating activities	1,753	852

Cash flows from investing activities:
Proceeds from sale of land	38	--
Principal receipts on Master Loan	--	200
Property improvements and replacements	(701)	(1,315)
Net (deposits to) withdrawals from restricted escrows	(1)	30
Net cash used in investing activities	(664)	(1,085)

Cash flows from financing activities:
Advances from affiliates	38	621
Loan costs paid	--	(15)
Payments on advances from affiliates	(357)	--
Principal payments on mortgage notes payable	(874)	(474)
Net cash (used in) provided by financing
activities	(1,193)	132

Net decrease in cash and cash equivalents	(104)	(101)
Cash and cash equivalents at beginning of the year	623	724

Cash and cash equivalents at end of the year	$ 519	$ 623

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,297	$ 2,323

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
Payable	$ 12	$ 41

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $488,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow:  Approximately $78,000 of replacement reserves is on deposit with the mortgage holder of Canyon Crest Apartments, as required by the mortgage agreement.

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

Net Loss Per Limited Partnership Unit: Net loss per Limited Partnership Unit ("per Unit") is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 909,079 and 909,124 Units outstanding for 2005 and 2004.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property.  For Federal income tax purposes, the alternative depreciation system is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment properties:  Investment properties consist of four apartment complexes and are stated at fair market value at the time of the foreclosure.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $213,000 and $296,000 for the years ended December 31, 2005 and 2004, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs: Loan costs of approximately $293,000 less accumulated amortization of approximately $56,000 are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the years ended December 31, 2005 and 2004 was approximately $29,000 and $27,000, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $29,000 for the years 2006 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

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

Recent Accounting Pronouncement:  In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

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

For the year ended December 31, 2004, the Partnership received approximately $200,000 from CCEP/2 as the final payment on the Master Loan.

Note C – Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due at
	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Properties
Canyon Crest Apartments	$ 3,154	$ 28	7.10%	01/01/10	$ 2,613
Highcrest Townhomes	5,876	55	7.72%	02/01/10	4,868
Windemere Apartments	5,289	50	7.83%	11/01/10	4,189
Glenbridge Manor
Apartments	20,607	131	5.65%	12/15/13	16,566
	34,926
Mortgage premium, net	510
Total	$35,436	$ 264			$28,236

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by a pledge of the Partnership’s rental properties and by pledge of revenues from the respective rental properties. The mortgage notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The carrying amount of the Partnership’s long term debt approximates its fair value due to the fact that the mortgages on the foreclosed properties were recorded at their fair value. The fair value of the mortgages was determined based upon the incremental borrowing rate available to the Partnership at the time of foreclosure.

The mortgage premium of approximately $510,000 is net of accumulated amortization of approximately $290,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization of the mortgage premium is included in interest expense in the statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

	Mortgage
	Notes	Premium	Total

2006	$ 951	$ 103	$ 1,054
2007	1,017	110	1,127
2008	1,089	118	1,207
2009	1,165	126	1,291
2010	12,436	53	12,489
Thereafter	18,268	--	18,268
	$34,926	$ 510	$35,436

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $420,000 and $388,000, for the years ended December 31, 2005 and 2004, respectively, which are included in operating expense.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $656,000 and $637,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $46,000 and $27,000, respectively.  At December 31, 2005, the Partnership owed approximately $1,266,000 for accountable administrative expenses, which is included in due to affiliates.

The General Partner advanced the Partnership approximately $38,000 and $621,000 during the years ended December 31, 2005 and 2004, respectively, for capital improvements at two of the Partnership’s properties. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense was approximately $235,000 and $179,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, approximately $3,239,000 in principal and accrued interest is included in due to affiliates. Subsequent to December 31, 2005 the General Partner advanced the Partnership approximately $46,000 to help cover operations at one of the properties and repaid approximately $250,000 in accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $122,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 549,864.35 limited partnership units (the "Units") in the Partnership representing 60.49% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.49% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Canyon Crest Apartments	$ 3,154	$ 1,242	$ 4,158	$ 528
Highcrest Townhomes	5,876	3,660	8,540	669
Windemere Apartments	5,289	1,955	7,445	504
Glenbridge Manor Apartments	20,607	4,335	24,269	1,975

	34,926
Mortgage Premium	510

Totals	$35,436	$11,192	$44,412	$ 3,676

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

Buildings
And Related
Personal	Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life-Years

Canyon Crest Apts	$ 1,242	$ 4,686	$ 5,928	$ 682	1966	08/22/02	5-30
Highcrest Townhomes	3,660	9,209	12,869	1,972	1968	08/22/02	5-30
Windemere Apartments	1,955	7,949	9,904	1,097	1982	08/28/02	5-30
Glenbridge Manor
Apartments	4,297	26,282	30,579	2,674	2003	09/01/03	5-30

Totals	$11,154	$48,126	$59,280	$ 6,425

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$58,646	$57,757
Property improvements	672	889
Disposition of assets	(38)	--
Balance at end of year	$59,280	$58,646

Accumulated Depreciation
Balance at beginning of year	$ 4,003	$ 1,681
Additions charged to expense	2,422	2,322
Balance at end of year	$ 6,425	$ 4,003

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2005 and 2004 is approximately $59,280,000 and $58,618,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $6,968,000 and $4,356,000, respectively.

Note F - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment
		Ownership	Balance At
Partnership	Type of Ownership	Percentage	December 31, 2005
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 12
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
			$ 640

These investments were assumed during the foreclosure of investment properties from CCEP/2 and are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2005 and 2004, the Partnership recognized equity in income from the operating results of the investments of approximately $16,000 and $22,000, respectively.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	2005	2004

Net loss as reported	$(1,470)	$(1,744)
Add (deduct):
Depreciation differences	(190)	70
Change in prepaid rental	(18)	(39)
Other	(138)	3

Federal taxable loss	$(1,816)	$(1,710)

Federal taxable loss per limited
partnership unit	$ (1.98)	$ (1.86)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported	$12,908
Buildings and land	--
Accumulated depreciation	(543)
Syndication fees	25,796
Other	2,358
Net assets - tax basis	$40,519

Note H - Abandonment of Limited Partnership Units

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

Note I – Sale of Land

On August 22, 2005, the Partnership sold a portion of the land from Glenbridge Manor Apartments to the county of Hamilton, Ohio, for gross proceeds of approximately $38,000.

Note J – Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2004, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2004, the Partnership recorded adjustments to management reimbursements to the General Partner of approximately $181,000 due to a difference in the estimated costs and the actual costs incurred.  The actual management reimbursements to the General Partner for the year ended December 31, 2004 were approximately $610,000, as compared to the unadjusted estimated management reimbursements to the General Partner for the year ended December 31, 2004 of approximately $791,000.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County) and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

 Item 8.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The General Partner is ConCap Equities, Inc. (“CEI”). The names and ages of, as well as the position and offices held by the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2005:

Entity	Number of Units	Percentage

Reedy River Properties
(an affiliate of AIMCO)	168,736.50	18.56%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	296,368.55	32.60%
Cooper River Properties, LLC
(an affiliate of AIMCO)	67,518.70	7.43%

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $420,000 and $388,000, for the years ended December 31, 2005 and 2004, respectively, which are included in operating expense.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $656,000 and $637,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $46,000 and $27,000, respectively.  At December 31, 2005, the Partnership owed approximately $1,266,000 for accountable administrative expenses, which is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

The General Partner advanced the Partnership approximately $38,000 and $621,000 during the years ended December 31, 2005 and 2004, respectively, for capital improvements at two of the Partnership’s properties. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense was approximately $235,000 and $179,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, approximately $3,239,000 in principal and accrued interest is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2005 the General Partner advanced the Partnership approximately $46,000 to help cover operations at one of the properties and repaid approximately $250,000 in accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $122,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 549,864.35 limited partnership units (the "Units") in the Partnership representing 60.49% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.49% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $47,000 and $50,000 for 2005 and 2004, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $8,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
Stephen B. Waters

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

 3.1

Certificates of Limited Partnership, as amended to date.

 3.2

Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the annual report on Form 10-KSB for the year ended December 31, 2005).

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

Date: March 28, 2006

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

Date: March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.