Form 10QSB
period 2006-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2006-05-15
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act).   Yes      No _X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 200
Receivables and deposits		108
Other assets		561
Restricted escrows		78
Investment in affiliated partnerships (Note C)		640
Investment properties:
Land	$11,154
Buildings and related personal property	48,344
	59,498
Less accumulated depreciation	(7,047)	52,451
		$54,038

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 369
Distribution payable		141
Tenant security deposit liabilities		136
Due to affiliates (Note B)		4,432
Accrued property taxes		814
Other liabilities		359
Mortgage notes payable		35,181

Partners' (Deficiency) Capital
General partner	$ (397)
Limited partners (909,079 units issued and
outstanding)	13,003	12,606
		$54,038

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$1,954	$1,908
Other income	212	169
Total revenues	2,166	2,077

Expenses:
Operating	886	795
General and administrative	121	180
Depreciation	622	596
Interest	594	615
Property taxes	245	212
Total expenses	2,468	2,398

Net loss	$ (302)	$ (321)

Net loss allocated to general partner (1%)	$ (3)	$ (3)
Net loss allocated to limited partners (99%)	(299)	(318)

	$ (302)	$ (321)

Net loss per limited partnership unit	$(0.33)	$(0.35)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital
at December 31, 2005	909,079	$ (394)	$ 13,302	$ 12,908

Net loss for the three months
ended March 31, 2006	--	(3)	(299)	(302)

Partners' (deficiency) capital
at March 31, 2006	909,079	$ (397)	$ 13,003	$ 12,606

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$ (302)	$ (321)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	622	596
Amortization of mortgage premium	(25)	(24)
Amortization of loan costs	7	7
Change in accounts:
Other assets	(185)	(104)
Receivables and deposits	2	88
Accounts payable	293	(21)
Accrued property taxes	(258)	(306)
Due to affiliates	(131)	206
Tenant security deposit liabilities	(4)	(4)
Other liabilities	39	4
Net cash provided by operating activities	58	121

Cash flows used in investing activities:
Property improvements and replacements	(205)	(134)

Cash flows from financing activities:
Advances from affiliates	58	38
Principal payments on mortgage notes payable	(230)	(217)
Net cash used in financing activities	(172)	(179)

Net decrease in cash and cash equivalents	(319)	(192)
Cash and cash equivalents at beginning of period	519	623

Cash and cash equivalents at end of period	$ 200	$ 431

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 815	$ 578

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 25	$ 20

Included in property improvements and replacements for the three months ended March 31, 2006 and 2005 are approximately $12,000 and $41,000, respectively, of improvements, which were included in accounts payable at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $107,000 and $102,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $74,000 and $159,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $7,000 and $6,000, respectively. At March 31, 2006, the Partnership owed approximately $1,333,000 for accountable administrative expenses, which is included in due to affiliates.

The General Partner advanced the Partnership approximately $58,000 and $38,000 during the three months ended March 31, 2006 and 2005, respectively, for operations at the properties. Interest is charged at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense was approximately $53,000 and $54,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments during the three months ended March 31, 2005. At March 31, 2006, approximately $3,099,000 in principal and accrued interest is included in due to affiliates. Subsequent to March 31, 2006 the General Partner advanced the Partnership approximately $78,000 to help cover operations at two investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $175,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $122,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	March 31, 2006
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 12

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
			$ 640

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005,

Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Canyon Crest Apartments (1)	94%	85%
Littleton, Colorado
Windemere Apartments (2)	91%	98%
Houston, Texas
Highcrest Townhomes (1)	93%	90%
Wood Ridge, Illinois
Glenbridge Manor Apartments	96%	96%
Cincinnati, Ohio

(1)

The General Partner attributes the increase in occupancy at Canyon Crest Apartments and Highcrest Townhomes to better market conditions.

(2)

The General Partner attributes the decrease in occupancy of Windemere Apartments to increased competition in the area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 and 2005 was approximately $302,000 and $321,000, respectively.  The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to an increase in rental and other income. Rental income increased due to an increase in occupancy at two of the investment properties, an increase in the average rental rate at Windemere Apartments and Glenbridge Manor Apartments and a decrease in bad debt expense at Glenbridge Manor Apartments, partially offset by a decrease in occupancy at Windemere Apartments, a decrease in the average rental rate at Canyon Crest Apartments and Highcrest Townhomes and an increase in bad debt at Windemere Apartments. Other income increased due to an increase in resident utility payments at three of the investment properties and an increase in cleaning and damage fees and lease cancellation fees at Glenbridge Manor Apartments.

Total expenses increased for the three month period due to increases in operating, depreciation and property tax expenses partially offset by a decrease in interest and general and administrative expenses.  Operating expense increased due to increases in property, administrative, insurance and maintenance expense.  Property expense increased due to an increase in payroll and related benefits at Highcrest Apartments and an increase in utilities at Canyon Crest and Highcrest Apartments, partially offset by a decrease in payroll and related benefits at Canyon Crest Apartments.  Administrative expense increased at Canyon Crest and Glenbridge Manor Apartments due to increases in sales and use tax, office equipment and legal fees.  Insurance expense increased at two of the properties due to an increase in the insurance premiums.  Maintenance expense increased due to increases in contract labor at Canyon Crest Apartments and Glenbridge Manor and an increase in interior painting at Glenbridge Manor Apartments.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated.  Property tax expense increased due to an increase in the property tax rate at Glenbridge Manor Apartments. Interest expense decreased as a result of scheduled principal payments on the mortgages encumbering the investment properties which reduced the carrying balance of the mortgages.

General and administrative expenses decreased for the three months ended March 31, 2006 due to a decrease in the cost of services included in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $200,000 compared to approximately $431,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $319,000 from December 31, 2005 is due to approximately $205,000 and $172,000, of cash used in investing and financing activities respectively, partially offset by approximately $58,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The General Partner advanced the Partnership approximately $58,000 and $38,000 during the three months ended March 31, 2006 and 2005, respectively, for operations at the properties. Interest is charged at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense was approximately $53,000 and $54,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments during the three months ended March 31, 2005. At March 31, 2006, approximately $3,099,000 in principal and accrued interest is included in due to affiliates. Subsequent to March 31, 2006 the General Partner advanced the Partnership approximately $78,000 to help cover operations at two investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Canyon Crest Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $41,000 of capital improvements at Canyon Crest Apartments, consisting primarily of miniblinds, and appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $36,000 of capital improvements at Windemere Apartments, consisting primarily of plumbing fixtures, and balcony and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the three months ended March 31, 2006, the Partnership completed approximately $77,000 of capital improvements at Highcrest Townhomes, consisting primarily of major landscaping, structural upgrades, building upgrades, and cabinet, heating unit, exterior door, and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $64,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of clubhouse improvements, office computers and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $14,189,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,507,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 550,875.65 limited partnership units (the "Units") in the Partnership representing 60.60% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.60% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: May 15, 2006

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

10.30

Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Windmere Apartments (Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 17, 2000).

10.31

Multifamily Note dated October 31, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Highcrest Townhomes Apartments (Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 17, 2000).

10.32

Multifamily Note dated December 22, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Canyon Crest Apartments (Incorporated by reference to the Registrant's Current Report on Form 8-K filed January 22, 2001).

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.