Form 10QSB
period 2006-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2006-11-14
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 225
Receivables and deposits		129
Other assets		473
Restricted escrow		78
Investment in affiliated partnerships (Note C)		640
Investment properties:
Land	$11,154
Buildings and related personal property	48,656
	59,810
Less accumulated depreciation	(8,314)	51,496
		$53,041

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 131
Tenant security deposit liabilities		144
Distribution payable		141
Due to affiliates (Note B)		5,010
Accrued property taxes		808
Other liabilities		338
Mortgage notes payable		34,651

Partners' (Deficiency) Capital
General partner	$ (405)
Limited partners (909,079 units issued and
outstanding)	12,223	11,818
		$53,041

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 1,970	$ 1,968	$ 5,880	$ 5,788
Other income	204	187	630	552
Total revenues	2,174	2,155	6,510	6,340

Expenses:
Operating	902	887	2,729	2,444
General and administrative	124	182	391	571
Depreciation	637	610	1,889	1,808
Interest	592	607	1,790	1,835
Property taxes	261	217	801	664
Total expenses	2,516	2,503	7,600	7,322

Loss before equity in income from investments	(342)	(348)	(1,090)	(982)
Equity in income from investments (Note C)	--	10	--	10
Net loss	$ (342)	$ (338)	$(1,090)	$ (972)

Net loss allocated to general partner (1%)	$ (4)	$ (3)	$ (11)	$ (10)

Net loss allocated to limited partners (99%)	(338)	(335)	(1,079)	(962)

	$ (342)	$ (338)	$(1,090)	$ (972)

Net loss per limited partnership unit	$ (0.37)	$ (0.37)	$ (1.19)	$ (1.06)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital
at December 31, 2005	909,079	$ (394)	$ 13,302	$ 12,908

Net loss for the nine months
ended September 30, 2006	--	(11)	(1,079)	(1,090)

Partners' (deficiency) capital
at September 30, 2006	909,079	$ (405)	$ 12,223	$ 11,818

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(1,090)	$ (972)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,889	1,808
Amortization of mortgage premium	(77)	(72)
Amortization of loan costs	22	22
Equity in income from investments	--	(10)
Change in accounts:
Other assets	(112)	(23)
Accounts receivable	(19)	86
Accounts payable	26	(25)
Accrued property taxes	(264)	(409)
Due to affiliates	152	518
Tenant security deposit liabilities	4	(2)
Other liabilities	18	7
Net cash provided by operating activities	549	928

Cash flows from investing activities:
Proceeds from sale of land	--	38
Property improvements and replacements	(488)	(529)
Net cash used in investing activities	(488)	(491)

Cash flows from financing activities:
Advances from affiliates	353	38
Principal payments on mortgage notes payable	(708)	(700)
Net cash used in financing activities	(355)	(662)

Net decrease in cash and cash equivalents	(294)	(225)
Cash and cash equivalents at beginning of period	519	623
Cash and cash equivalents at end of period	$ 225	$ 398
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,925	$ 1,723
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 54	$ 29

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $12,000 and $41,000 of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $318,000 and $309,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $279,000 and $484,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $19,000 and $26,000, respectively. At September 30, 2006, the Partnership owed approximately $1,500,000 for accountable administrative expenses, which is included in due to affiliates.

An affiliate of the General Partner advanced the Partnership approximately $353,000 and $38,000 during the nine months ended September 30, 2006 and 2005, respectively, for operations at the properties and capital improvements at Windemere Apartments. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense was approximately $168,000 and $171,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments during the nine months ended September 30, 2005. At September 30, 2006, approximately $3,510,000 in principal and accrued interest is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $210,000 and $122,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	September 30, 2006
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 12

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Canyon Crest Apartments (1)	94%	89%
Littleton, Colorado
Windemere Apartments (2)	90%	97%
Houston, Texas
Highcrest Townhomes	95%	93%
Wood Ridge, Illinois
Glenbridge Manor Apartments	95%	96%
Cincinnati, Ohio

(1)

The General Partner attributes the increase in occupancy at Canyon Crest Apartments to better market conditions.

(2)

The General Partner attributes the decrease in occupancy at Windemere Apartments to poor market conditions in the area.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $342,000 and $1,090,000, respectively, compared to net loss of approximately $338,000 and $972,000 for the three and nine months ended September 30, 2005, respectively.  The increase in net loss for the three and nine month periods is due to an increase in total expenses partially offset by a slight increase in total revenues. Total revenues for the three month period increased due to an increase in other income. Rental income remained relatively constant for the three month period. Total revenues for the nine month period increased due to an increase in rental revenue and other income. Rental income increased for the nine month period due to an increase in occupancy at Canyon Crest Apartments and Highcrest Townhomes, an increase in the average rental rate at three of the investment properties partially offset by an increase in bad debt expense and collection costs at Highcrest Apartments, a decrease in the average rental rate at Canyon Crest Apartments, and a decrease in occupancy at Windemere Apartments and Glenbridge Manor Apartments. Other income increased for the three months ended September 30, 2006 due to an increase in tenant utility reimbursements at three investment properties partially offset by a decrease in lease cancellation fees at Highcrest Townhomes and Glenbridge Manor Apartments and a decrease in corporate unit rent at Glenbridge Manor Apartments. Other income increased for the nine months ended September 30, 2006 due to an increase in resident utility payments at all of the investment properties and late charges and lease cancellation fees at Windemere Apartments, partially offset by a decrease in lease cancellation fees at Windemere Apartments and a decrease in corporate unit rent at Glenbridge Manor Apartments.

Total expenses increased for the three and nine month periods due to increases in operating, depreciation, and property tax expense, partially offset by decreases in interest and general and administrative expenses.  Operating expense increased for the three month period due to increases in property, insurance and maintenance expenses, partially offset by a decrease in administrative expenses.  Operating expense increased for the nine month period due to increases in property, insurance and maintenance expenses. Property expenses increased for both periods primarily due to an increase in utility expenses and payroll and related benefits at Highcrest Townhomes. Insurance expense increased for both periods due to an increase in premiums at Windemere and Glenbridge Manor Apartments.  Maintenance expense increased for both periods due to increases in contract services at three of the investment properties.  Administrative expense decreased for the three month period due to decreases in ad valorem tax service and office equipment at Windemere and Glenbridge Manor Apartments. Depreciation expense increased for both periods due to assets placed in service during the past twelve months, which are now being depreciated.  Property tax expense increased for both periods primarily due to an increase in the property tax rate at Glenbridge Manor Apartments.   Interest expense decreased due to a decrease in interest expense on the mortgages encumbering the investment properties due to regularly scheduled principal payments, which reduced the carrying balance of the mortgages and a decrease in interest expense on advances from an affiliate of the General Partner.

General and administrative expenses decreased for the three and nine months ended September 30, 2006 primarily due to a decrease in the cost of services included in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $225,000 compared to approximately $398,000 at September 30, 2005.

The decrease in cash and cash equivalents of approximately $294,000 from December 31, 2005 is due to approximately $488,000, and $355,000, of cash used in investing and financing activities respectively, partially offset by approximately $549,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the General Partner advanced the Partnership approximately $353,000 and $38,000 during the nine months ended September 30, 2006 and 2005, respectively, for operations at the properties. Interest is charged at the prime rate plus 2% (10.25% at September 30, 2006). Interest expense was approximately $168,000 and $171,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments during the nine months ended September 30, 2005. At September 30, 2006, approximately $3,510,000 in principal and accrued interest is included in due to affiliates on the balance sheet included in “Item 1. Financial Statements”.

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

Canyon Crest Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $93,000 of capital improvements at Canyon Crest Apartments, consisting primarily of swimming pool upgrades, water heaters, plumbing fixtures, office computers, and appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $115,000 of capital improvements at Windemere Apartments, consisting primarily of plumbing fixtures, parking lot resurfacing, and balcony, air conditioning unit, appliance, and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the nine months ended September 30, 2006, the Partnership completed approximately $186,000 of capital improvements at Highcrest Townhomes, consisting primarily of parking lot resurfacing, major landscaping, structural upgrades, building upgrades, and cabinet, heating unit, exterior door, and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $136,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of office computers, roof enhancements, parking lot resurfacing, and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $13,922,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,296,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 552,011.05 limited partnership units (the "Units") in the Partnership representing 60.72% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.