Form 10KSB
period 2006-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2007-03-16
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year. $8,716,000

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

General

Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 80.3 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1983, Consolidated Capital Equities Corporation (“CCEC”), a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Canyon Crest
Apartments	$ 6,072	$ 945	5-30 yrs	S/L	$ 5,006
Highcrest
Townhomes	13,132	2,658	5-30 yrs	S/L	10,709
Windemere
Apartments	10,091	1,485	5-30 yrs	S/L	8,432
Glenbridge Manor
Apartments	30,738	3,873	5-30 yrs	S/L	26,476
Totals	$60,033	$8,961			$50,623

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2006	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Canyon Crest Apartments	$ 3,033	7.10%	20 yrs	01/01/10	$ 2,613
Highcrest Townhomes	5,657	7.72%	20 yrs	02/01/10	4,868
Windemere Apartments	5,094	7.83%	20 yrs	11/01/10	4,189
Glenbridge Manor
Apartments	20,190	5.65%	25 yrs	12/15/13	16,566

	33,974
Mortgage premium, net	407
Total	$34,381				$28,236

(1)

Fixed rate mortgages.

(2)

See "Item 7. Financial Statements - Note B – Mortgage Notes Payable" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2006 and 2005 for each property:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Properties	2006	2005	2006	2005

Canyon Crest Apartments (1)	$ 8,719	$ 8,759	94%	90%
Highcrest Townhomes	11,708	11,620	95%	94%
Windemere Apartments (2)	7,165	6,911	90%	96%
Glenbridge Manor Apartments	12,969	12,532	95%	97%

(1)

The General Partner attributes the increase in occupancy at Canyon Crest Apartments to improved market conditions.

(2)

The General Partner attributes the decrease in occupancy at Windemere Apartments to poor market conditions in the local area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billing	Rate
	(in thousands)

Canyon Crest Apartments	$ 37	7.93%
Highcrest Townhomes	283	7.44%
Windemere Apartments	221	2.97%
Glenbridge Manor Apartments	518	6.87%

Capital Improvements

Canyon Crest Apartments

During the year ended December 31, 2006, the Partnership completed approximately $144,000 of capital improvements at Canyon Crest Apartments consisting primarily of water heaters, plumbing fixtures, and appliance, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the year ended December 31, 2006, the Partnership completed approximately $262,000 of capital improvements at Highcrest Townhomes consisting primarily of exterior painting, parking lot resurfacing, structural upgrades, and cabinet, air conditioning units, major landscaping, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windemere Apartments

During the year ended December 31, 2006, the Partnership completed approximately $188,000 of capital improvements at Windemere Apartments consisting primarily of parking lot resurfacing, balcony replacement, plumbing fixtures, major landscaping, and air conditioning unit, floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the year ended December 31, 2006, the Partnership completed approximately $159,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of roof enhancements, signage, and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 17,031 holders of record owning an aggregate of 909,053.3 Units. Affiliates of the General Partner owned 552,120.25 units or approximately 60.74% of the outstanding Units at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 552,120.25 Units in the Partnership representing 60.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $1,044,000 compared to a net loss of approximately $1,470,000 for the corresponding period in 2005.  The decrease in net loss for the year ended December 31, 2006 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the year ended December 31, 2006 due to increases in rental and other income.  Rental income increased for the year ended December 31, 2006 due to an increase in occupancy at Canyon Crest Apartments and Highcrest Townhomes, an increase in the average rental rate at three investment properties and a decrease in bad debt costs at Highcrest Townhomes partially offset by decreases in occupancy at Windemere and Glenbridge Manor Apartments, a decrease in the average rental rate at Canyon Crest Apartments and an increase in bad debt costs at Windemere Apartments.  Other income increased primarily due to an increase in resident utility payments at all of the investment properties.

Total expenses decreased for the year ended December 2006 due to decreases in general and administrative, interest and property tax expenses, partially offset by increases in operating and depreciation expenses.  Interest expense decreased due to a decrease in interest expense on the mortgages encumbering the investment properties as a result of regularly scheduled principal payments, which reduced the carrying balance of the mortgages and a decrease in interest expense on advances from an affiliate of the General Partner.  Property tax expense decreased due to a decrease in the tax rate at Canyon Crest and Windemere Apartments and a decrease in the assessed value of Glenbridge Manor Apartments.  Operating expenses increased due to increases in insurance, property and maintenance expenses partially offset by a decrease in advertising expense.  Insurance expense increased at all four investment properties due to an increase in premiums.  Property expense increased primarily due to increases in utility expenses and payroll and related benefits at Highcrest Townhomes.   Maintenance expense increased at three investment properties due primarily to an increase in contract services.  Advertising expense decreased due to a decrease in leasing promotions at Windemere and Glenbridge Manor Apartments. Depreciation expense increased due to assets placed in service during the past twelve months, which are now being depreciated.

General and administrative expenses decreased primarily as a result of a reduction in the costs of services included in management reimbursements charged by the General Partner for the year ended December 31, 2006 and due to an adjustment recognized during the quarter ended December 31, 2006 to the cost of services included in management reimbursements charged by the General Partner related to the year ended December 31, 2005 as allowed under the Partnership Agreement.  The General Partner determined that the Partnership was overcharged for management reimbursements for the year ended December 31, 2005 in the amount of approximately $359,000.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in income from investment for the years ended December 31, 2006 and 2005 is due to the recognition of the Partnership’s share of earnings on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the year ended December 31, 2005, the Partnership recognized equity in income from the operating results of the investments of approximately $16,000. The Partnership did not recognize equity in income (loss) for 2006.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $474,000 compared to approximately $519,000 at December 31, 2005. The decrease in cash and cash equivalents of approximately $45,000 is due to approximately $599,000 and $754,000, of cash used in financing and investing activities, respectively, partially offset by approximately $1,308,000 of cash provided by operating activities.  Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the General Partner.  Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $13,784,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,190,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 552,120.25 limited partnership units (the "Units") in the Partnership representing 60.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements”. The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its  significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2

We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 2006, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 474
Accounts receivable		138
Restricted escrow		78
Other assets		400
Investment in affiliated partnerships (Note E)		640
Investment properties (Notes B, D, and G):
Land	11,154
Buildings and related personal property	48,879
	60,033
Accumulated depreciation	(8,961)	51,072
		$ 52,802
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 85
Distributions payable		141
Accrued property taxes		1,060
Due to affiliates (Note C)		4,812
Tenant security deposit liabilities		148
Other liabilities		311
Mortgage notes payable (Note B)		34,381

Partners' (Deficiency) Capital
General partner	$ (404)
Limited partners (909,053.3 units issued and
outstanding)	12,268	11,864
		$ 52,802

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 7,861	$ 7,769
Other income	855	789
Total revenues	8,716	8,558

Expenses:
Operating	3,609	3,317
General and administrative (Note C)	183	757
Depreciation	2,536	2,422
Interest	2,380	2,446
Property taxes	1,052	1,102
Total expenses	9,760	10,044

Loss from operations	(1,044)	(1,486)
Equity in income from investments (Note E)	--	16
Net loss (Note F)	$(1,044)	$(1,470)

Net loss allocated to general partner (1%)	$ (10)	$ (15)
Net loss allocated to limited partners (99%)	(1,034)	(1,455)

	$(1,044)	$(1,470)

Net loss per limited partnership unit	$ (1.14)	$ (1.60)

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital at
December 31, 2004	(909,079)	$ (379)	$ 14,757	$ 14,378

Net loss for the year ended
December 31, 2005	--	(15)	(1,455)	(1,470)

Partners' (deficiency) capital at
December 31, 2005	909,079	(394)	13,302	12,908

Abandonment of units (Note A)	(25.7)	--	--	--

Net loss for the year ended
December 31, 2006	--	(10)	(1,034)	(1,044)

Partners' (deficiency) capital at
December 31, 2006	909,053.3	$ (404)	$ 12,268	$ 11,864

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (1,044)	$ (1,470)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	2,536	2,422
Amortization of mortgage premiums	(103)	(97)
Amortization of loan costs	29	29
Equity in income from investment	--	(16)
Change in accounts:
Receivables and deposits	(28)	83
Other assets	(46)	44
Accounts payable	23	(16)
Tenant security deposit liabilities	8	(9)
Accrued property taxes	(12)	104
Due to affiliates	(46)	691
Other liabilities	(9)	(12)
Net cash provided by operating activities	1,308	1,753

Cash flows from investing activities:
Proceeds from sale of land	--	38
Property improvements and replacements	(754)	(701)
Net deposits to restricted escrows	--	(1)
Net cash used in investing activities	(754)	(664)

Cash flows from financing activities:
Advances from affiliates	353	38
Payments on advances from affiliates	--	(357)
Principal payments on mortgage notes payable	(952)	(874)
Net cash used in financing activities	(599)	(1,193)

Net decrease in cash and cash equivalents	(45)	(104)
Cash and cash equivalents at beginning of the year	519	623

Cash and cash equivalents at end of the year	$ 474	$ 519

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,476	$ 2,297

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 11	$ 12

Adjustment to due to affiliates-change in reimbursement
of accountable administrative expense	$ (359)	$ --

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983. Upon the Partnership's formation in 1983, Consolidated Capital Equities Corporation, (“CCEC”), a Colorado corporation, was the corporate general partner.  In December 1988, CCEC filed for reorganization under Chapter 11.  In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships.  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership commenced operations on July 22, 1983.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $441,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Abandoned Units: During 2006, the number of limited partnership units decreased by 25.7 units due to limited partners abandoning their units.  In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit: Net loss per Limited Partnership Unit ("per Unit") is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 909,079 Units outstanding for 2006 and for 2005.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment properties: Investment properties consists of four apartment complex and are stated at fair market value at the time of the foreclosure.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (”SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2006 and 2005.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $175,000 and $213,000 for the years ended December 31, 2006 and 2005, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs: Loan costs of approximately $293,000, less accumulated amortization of approximately $86,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreement. Amortization expense was approximately

$29,000 for both of the years ended December 31, 2006 and 2005 and is included in interest expense.  Amortization expense is expected to be approximately $29,000 for each of the years 2007 through 2011.

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

Recent Accounting Pronouncements:  In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B – Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

Principal	Monthly			Principal
Balance At	Payment	Stated		Balance
December 31,	Including	Interest	Maturity	Due at
2006	Interest	Rate	Date	Maturity

	(in thousands)				(in thousands)
Properties
Canyon Crest Apartments	$ 3,033	$ 28	7.10%	01/01/10	$ 2,613
Highcrest Townhomes	5,657	55	7.72%	02/01/10	4,868
Windemere Apartments	5,094	50	7.83%	11/01/10	4,189
Glenbridge Manor
Apartments	20,190	131	5.65%	12/15/13	16,566
	33,974
Mortgage premiums, net	407
Total	$34,381	$ 264			$28,236

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by a pledge of the Partnership’s investment properties and by pledge of revenues from the respective investment properties. The mortgage notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The mortgage premiums of approximately $407,000 are net of accumulated amortization of approximately $393,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization of the mortgage premiums are included in interest expense in the statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

	Mortgage
	Notes	Premiums	Total

2007	$ 1,017	$ 110	$ 1,127
2008	1,089	118	1,207
2009	1,165	126	1,291
2010	12,436	53	12,489
2011	552	--	552
Thereafter	17,715	--	17,715
	$33,974	$ 407	$34,381

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $424,000 and $420,000, for the years ended December 31, 2006 and 2005, respectively, which are included in operating expense on the accompanying statement of operations.

The Partnership’s policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner.  For the year ended December 31, 2005 the Partnership was charged management reimbursements of approximately $610,000.  During the fourth quarter of 2006, the General Partner determined that it had overcharged the Partnership for management reimbursements in 2005 by approximately $359,000.  Accordingly, the General Partner reduced the outstanding accrued management reimbursements by $359,000 during the fourth quarter of 2006, which is reflected in general and administrative expenses on the statement of operations for the year ended December 31, 2006.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000, which is net of the reduction as discussed above, and $656,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $43,000 and $46,000, respectively. At December 31, 2006, the Partnership owed approximately $1,240,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying balance sheet.

The General Partner advanced the Partnership approximately $353,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, to fund operations at the properties and capital improvements at Windemere Apartments. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense was approximately $231,000 and $235,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, approximately $3,572,000 in principal and accrued interest is included in due to affiliates on the accompanying balance sheet. Subsequent to December 31, 2006 the General Partner advanced the Partnership approximately $73,000 to fund operations at one of the properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $210,000 and $122,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 552,120.50 limited partnership units (the "Units") in the Partnership representing 60.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Canyon Crest Apartments	$ 3,033	$ 1,242	$ 4,158	$ 672

Highcrest Townhomes	5,657	3,660	8,540	931
Windemere Apartments	5,094	1,955	7,445	692
Glenbridge Manor Apartments	20,190	4,335	24,269	2,134

	33,974
Mortgage Premium	407

Totals	$34,381	$11,192	$44,412	$ 4,429

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life-Years

Canyon Crest Apts	$ 1,242	$ 4,830	$ 6,072	$ 945	1966	08/22/02	5-30
Highcrest Townhomes	3,660	9,472	13,132	2,658	1968	08/22/02	5-30
Windemere Apartments	1,955	8,136	10,091	1,485	1982	08/28/02	5-30
Glenbridge Manor
Apartments	4,297	26,441	30,738	3,873	2003	09/01/03	5-30

Totals	$11,154	$48,879	$60,033	$ 8,961

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$59,280	$58,646
Property improvements	753	672
Disposition of assets	--	(38)
Balance at end of year	$60,033	$59,280

Accumulated Depreciation
Balance at beginning of year	$ 6,425	$ 4,003
Additions charged to expense	2,536	2,422
Balance at end of year	$ 8,961	$ 6,425

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2006 and 2005 is approximately $60,034,000 and $59,280,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $9,411,000 and $6,968,000, respectively.

Note E - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment
		Ownership	Balance At
Partnership	Type of Ownership	Percentage	December 31, 2006
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 12
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
			$ 640

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the year ended December 31, 2005 the Partnership recognized equity in income from the operating results of the investments of approximately $16,000. The Partnership did not recognize any equity in income (loss) in 2006.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	2006	2005

Net loss as reported	$(1,044)	$(1,470)
Add (deduct):
Depreciation differences	93	(190)
Change in prepaid rental	(12)	(18)
Other	68	(138)

Federal taxable loss	$ (895)	$(1,816)

Federal taxable loss per limited
partnership unit	$ (0.97)	$ (1.98)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported	$11,864
Building and land	1
Accumulated depreciation	(450)
Syndication fees	25,796
Other	2,413

Net assets - tax basis	$39,624

Note G – Sale of Land

On August 22, 2005, the Partnership sold a portion of the land from Glenbridge Manor Apartments to the county of Hamilton, Ohio, for gross proceeds of approximately $38,000.

Note H - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

 PART III

Item 9.

Directors, Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The General Partner is ConCap Equities, Inc. (“CEI”). The names and ages of, as well as the position and offices held by the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and
		Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal officer of the General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2006:

Entity	Number of Units	Percentage
Reedy River Properties
(an affiliate of AIMCO)	168,736.50	18.56%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	298,624.45	32.85%
Cooper River Properties, LLC
(an affiliate of AIMCO)	67,518.70	7.43%

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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $424,000 and $420,000, for the years ended December 31, 2006 and 2005, respectively, which are included in operating expense on the accompanying statements of operations included in “Item 7. Financial Statements”.

The Partnership’s policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner.  For the year ended December 31, 2005 the Partnership was charged management reimbursements of approximately $610,000.  During the fourth quarter of 2006, the General Partner determined that it had overcharged the Partnership for management reimbursements in 2005 by approximately $359,000.  Accordingly, the General Partner reduced the outstanding accrued management reimbursements by $359,000 during the fourth quarter of 2006, which is reflected in general and administrative expenses on the statement of operations for the year ended December 31, 2006.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000, which is net of the reduction as discussed above, and $656,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $43,000 and $46,000, respectively.  At December 31, 2006, the Partnership owed approximately $1,240,000 for accountable administrative expenses, which is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

The General Partner advanced the Partnership approximately $353,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, to fund operations at the properties and capital improvements at Windemere Apartments. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense was approximately $231,000 and $235,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, approximately $3,572,000 in principal and accrued interest is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2006 the General Partner advanced the Partnership approximately $73,000 to fund operations at one of the properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $210,000 and $122,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 552,120.25 limited partnership units (the "Units") in the Partnership representing 60.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $55,000 and $47,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $19,000 and $17,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

10.30

Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Windmere Apartments (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 17, 2000).

10.31

Multifamily Note dated October 31, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Highcrest Townhomes Apartments (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 17, 2000).

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

Date: March 16, 2007

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

Date: March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.