Form 10QSB
period 2007-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2007-05-15
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 342
Receivables and deposits		123
Other assets		568
Restricted escrow		78
Investment in affiliated partnerships (Note C)		637
Investment properties:
Land	$11,154
Buildings and related personal property	49,125
	60,279
Less accumulated depreciation	(9,612)	50,667
		$52,415

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 416
Tenant security deposit liabilities		146
Distributions payable		141
Due to affiliates (Note B)		5,055
Accrued property taxes		839
Other liabilities		296
Mortgage notes payable		34,106

Partners' (Deficiency) Capital
General partner	$ (408)
Limited partners (909,053.3 units issued and
outstanding)	11,824	11,416
		$52,415

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Rental income	$1,953	$1,954
Other income	221	212
Total revenues	2,174	2,166

Expenses:
Operating	965	886
General and administrative	140	121
Depreciation	651	622
Interest	585	594
Property taxes	278	245
Total expenses	2,619	2,468

Loss from operations	(445)	(302)
Equity in loss from investments (Note C)	(3)	--
Net loss	$ (448)	$ (302)

Net loss allocated to general partner (1%)	$ (4)	$ (3)
Net loss allocated to limited partners (99%)	(444)	(299)

	$ (448)	$ (302)

Net loss per limited partnership unit	$(0.49)	$(0.33)

                              See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital
at December 31, 2006	909,053.3	$ (404)	$ 12,268	$ 11,864

Net loss for the three months
ended March 31, 2007	--	(4)	(444)	(448)

Partners' (deficiency) capital
at March 31, 2007	909,053.3	$ (408)	$ 11,824	$ 11,416

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$ (448)	$ (302)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	651	622
Amortization of mortgage premium	(27)	(25)
Amortization of loan costs	7	7
Equity in loss from investment	3	--
Change in accounts:
Other assets	(175)	(185)
Receivables and deposits	15	2
Accounts payable	250	293
Accrued property taxes	(221)	(258)
Due to affiliates	169	(131)
Tenant security deposit liabilities	(2)	(4)
Other liabilities	(15)	39
Net cash provided by operating activities	207	58

Cash flows used in investing activities:
Property improvements and replacements	(165)	(205)

Cash flows from financing activities:
Advances from affiliates	74	58
Principal payments on mortgage notes payable	(248)	(230)
Net cash used in financing activities	(174)	(172)

Net decrease in cash and cash equivalents	(132)	(319)
Cash and cash equivalents at beginning of period	474	519

Cash and cash equivalents at end of period	$ 342	$ 200

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 547	$ 815

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 92	$ 25

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $11,000 and $12,000, respectively, of improvements, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (”SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $107,000 for each of the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses on the accompanying statements of operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $117,000 and $74,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $11,000 and $7,000, respectively. At March 31, 2007, the Partnership owed approximately $1,346,000 for accountable administrative expenses and accrued interest, which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $74,000 and $58,000 during the three months ended March 31, 2007 and 2006, respectively, for operations at two investment properties. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense was approximately $63,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments during the three months ended March 31, 2007. At March 31, 2007, approximately $3,709,000 in principal and accrued interest is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $250,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $210,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	March 31, 2007
(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 9

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
			$ 637

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $3,000. The Partnership did not recognize any equity in income (loss) during the three months ended March 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Canyon Crest Apartments	93%	94%
Littleton, Colorado
Windemere Apartments (1)	87%	91%
Houston, Texas
Highcrest Townhomes (2)	96%	93%
Wood Ridge, Illinois
Glenbridge Manor Apartments	96%	96%
Cincinnati, Ohio

(1)

The General Partner attributes the decrease in occupancy of Windemere Apartments to poor market conditions.

(2)

The General Partner attributes the increase in occupancy at Highcrest Townhomes to improved market conditions.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $448,000 compared to a net loss of approximately $302,000 for the three months ended March 31, 2006.  The increase in net loss for the three months ended March 31, 2007 is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three months ended March 31, 2007 due to an increase in other income, as rental income remained relatively constant.  Other income increased due to increases in tenant utility reimbursements at Highcrest Townhomes and cleaning and damage fees at Windemere Apartments.   Rental income remained constant as increases in occupancy at Highcrest Townhomes and the average rental rate at Highcrest Townhomes, Canyon Crest and Glenbridge Manor Apartments were offset by decreases in occupancy at Canyon Crest and Windemere Apartments and a decrease in the average rental rate at Windemere Apartments.

Total expenses increased for the three months ended March 31, 2007 due to increases in operating, depreciation, property tax, and general and administrative expenses partially offset by a decrease in interest expense. Operating expense increased due to increases in property, insurance and maintenance expenses partially offset by a decrease in administrative expense. Property expense increased primarily due to an increase in utilities at Glenbridge Manor Apartments. Insurance expense increased due to increases in hazard insurance premiums at Windemere and Glenbridge Manor Apartments and general liability and umbrella coverage premiums at each property. Maintenance expense increased due to an increase in contract services at Windemere Apartments and an increase in snow removal costs at Canyon Crest and Glenbridge Manor Apartments. Administrative expense decreased primarily due to a decrease in sales and use tax at Glenbridge Manor Apartments. Depreciation expense increased due to assets placed in service during the past twelve months at all four investment properties, which are now being depreciated. Property tax expense increased due to an increase in the assessed value at Highcrest Townhomes and an increase in the property tax rate at Glenbridge Manor Apartments, partially offset by a decrease in the property tax rate at Highcrest Townhomes and a decrease in the assessed value at Glenbridge Manor Apartments. Interest expense decreased as a result of a reduction in interest expense on the mortgages encumbering the investment properties due to scheduled principal payments which reduced the carrying amount of the mortgages, partially offset by an increase in interest on advances from an affiliate due to a higher average balance outstanding and an increase in the interest rate charged on such advances.

General and administrative expenses increased for the three months ended March 31, 2007 due to an increase in the costs of services included in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in loss from investment for the three months ended March 31, 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. The Partnership did not recognize equity in income (loss) for the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $342,000 compared to approximately $200,000 at March 31, 2006. The decrease in cash and cash equivalents of approximately $132,000 from December 31, 2006 is due to approximately $165,000 and $174,000, of cash used in investing and financing activities respectively, partially offset by approximately $207,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the investment properties partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $74,000 and $58,000 during the three months ended March 31, 2007 and 2006, respectively, for operations at two investment properties. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense was approximately $63,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments during the three months ended March 31, 2007. At March 31, 2007, approximately $3,709,000 in principal and accrued interest is included in due to affiliates on the balance sheet included in “Item 1. Financial Statements”.

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

Canyon Crest Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $41,000 of capital improvements at Canyon Crest Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $69,000 of capital improvements at Windemere Apartments, consisting primarily of plumbing fixtures, floor covering and fencing replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the three months ended March 31, 2007, the Partnership completed approximately $29,000 of capital improvements at Highcrest Townhomes, consisting primarily of cabinet, water heater, and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $107,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $14,024,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $20,082,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 553,803.25 limited partnership units (the "Units") in the Partnership representing 60.92% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard on April 27, 2007, AIMCO Properties, L.P., extended their tender offer to acquire the remaining Units for an adjusted purchase price of $9.25 per Unit.  Such offer expires on May 30, 2007. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 60.92% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.