Form 10QSB
period 2007-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2007-08-14
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 84
Receivables and deposits		156
Other assets		516
Restricted escrow		78
Investment in affiliated partnerships (Note C)		637
Investment properties:
Land	$11,154
Buildings and related personal property	49,293
	60,447
Less accumulated depreciation	(10,270)	50,177
		$51,648

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 292
Distributions payable		141
Tenant security deposit liabilities		165
Due to affiliates (Note B)		5,273
Accrued property taxes		706
Other liabilities		321
Mortgage notes payable		33,827

Partners' (Deficiency) Capital
General partner	$ (413)
Limited partners (909,053.3 units issued and
outstanding)	11,336	10,923
		$51,648

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,919	$ 1,956	$ 3,872	$ 3,910
Other income	281	214	502	426
Total revenues	2,200	2,170	4,374	4,336

Expenses:
Operating	968	941	1,933	1,827
General and administrative	191	146	331	267
Depreciation	661	630	1,312	1,252
Interest	583	604	1,168	1,198
Property taxes	290	295	568	540
Total expenses	2,693	2,616	5,312	5,084

Loss from operations	(493)	(446)	(938)	(748)
Equity in loss from investments (Note C)	--	--	(3)	--
Net loss	$ (493)	$ (446)	$ (941)	$ (748)

Net loss allocated to general partner (1%)	$ (5)	$ (4)	$ (9)	$ (7)
Net loss allocated to limited partners (99%)	(488)	(442)	(932)	(741)

	$ (493)	$ (446)	$ (941)	$ (748)

Net loss per limited partnership unit	$ (0.54)	$ (0.49)	$ (1.03)	$ (0.82)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital
at December 31, 2006	909,053.3	$ (404)	$ 12,268	$ 11,864

Net loss for the six months
ended June 30, 2007	--	(9)	(932)	(941)

Partners' (deficiency) capital
at June 30, 2007	909,053.3	$ (413)	$ 11,336	$ 10,923

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (941)	$ (748)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,312	1,252
Amortization of mortgage premium	(54)	(51)
Amortization of loan costs	15	15
Casualty gain	(3)	--
Equity in loss from investment	3	--
Change in accounts:
Other assets	(131)	(149)
Receivables and deposits	(18)	(23)
Accounts payable	150	72
Accrued property taxes	(354)	(382)
Due to affiliates	353	20
Tenant security deposit liabilities	17	(1)
Other liabilities	10	(26)
Net cash provided by (used in) operating
activities	359	(21)

Cash flows from investing activities:
Property improvements and replacements	(382)	(319)
Insurance proceeds received	25	--
Net cash used in investing activities	(357)	(319)

Cash flows from financing activities:
Advances from affiliate	108	331
Principal payments on mortgage notes payable	(500)	(465)
Net cash used in financing activities	(392)	(134)

Net decrease in cash and cash equivalents	(390)	(474)
Cash and cash equivalents at beginning of period	474	519

Cash and cash equivalents at end of period	$ 84	$ 45

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,081	$ 1,373
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 68	$ 44

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $11,000 and $12,000 of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $215,000 and $211,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses on the accompanying statements of operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $241,000 and $176,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $17,000 and $13,000, respectively. At June 30, 2007, the Partnership owed approximately $1,464,000 for accountable administrative expenses and accrued interest, which is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $108,000 and $331,000 during the six months ended June 30, 2007 and 2006, respectively, to fund operations at the investment properties. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007). Interest expense was approximately $129,000 and $107,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments made during the six months ended June 30, 2007. At June 30, 2007, approximately $3,809,000 in principal and accrued interest is included in due to affiliates on the accompanying balance sheet. Subsequent to June 30, 2007, an affiliate of the General Partner advanced the Partnership approximately $90,000 to fund operations at the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $286,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $210,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	June 30, 2007
(in thousands)
Consolidated Capital	Special Limited

Growth Fund	Partner	0.40%	$ 9

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	18

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
			$ 637

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the six months ended June 30, 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $3,000. The Partnership did not recognize any equity in income (loss) during the six months ended June 30, 2006.

Note D - Casualty Event

In February 2007, Glenbridge Manor Apartments experienced damages of approximately $35,000 as a result of frozen pipes.  During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $3,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $25,000, net of the write-off of undepreciated damaged assets of approximately $22,000.

Note E – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Canyon Crest Apartments	93%	93%
Littleton, Colorado
Windemere Apartments (1)	86%	91%
Houston, Texas
Highcrest Townhomes	95%	93%
Wood Ridge, Illinois
Glenbridge Manor Apartments	95%	96%
Cincinnati, Ohio

(1)

The General Partner attributes the decrease in occupancy at Windemere Apartments to poor market conditions in the Houston area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $493,000 and $941,000, respectively, compared to net loss of approximately $446,000 and $748,000, respectively, for the three and six months ended June 30, 2006.  The increase in net loss for both the three and six months ended June 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended June 30, 2007 due to increases in operating, depreciation and general and administrative expenses, partially offset by a decrease in interest expense. Property tax expense remained relatively constant for the three months ended June 30, 2007. The increase in total expenses for the six months ended June 30, 2007 is due to increases in operating, depreciation, property tax and general and administrative expenses, partially offset by a decrease in interest expense. Operating expense increased for both periods due to increases in insurance expense as a result of increased hazard insurance premiums, contract services at Windemere Apartments, and clean up costs resulting from a water main break at Highcrest Townhomes.  Depreciation expense increased for both periods due to property improvements and replacements placed into service at the properties during the past twelve months.  Interest expense decreased for both periods as a result of a reduction in interest expense on the mortgages encumbering the investment properties due to scheduled principal payments which reduced the carrying balance of the mortgages, partially offset by an increase in interest on advances from an affiliate due to a higher average outstanding balance and an increase in the interest rate charged on such advances.  The increase in property tax expense for the six months ended June 30, 2007 is primarily due to an increase in the tax rate at Glenbridge Manor Apartments.

In February 2007, Glenbridge Manor Apartments experienced damages of approximately $35,000 as a result of frozen pipes. During the three and six months ended June 30, 2007, the Partnership recognized a casualty gain of approximately $3,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $25,000, net of the write-off of undepreciated damaged assets of approximately $22,000.

General and administrative expense increased for both the three and six months ended June 30, 2007 due to an increase in the cost of services included in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and six months ended June 30, 2007 due to an increase in other income, partially offset by a decrease in rental income.  Other income increased for both periods due to an increase in resident utility payments at all of the Partnership’s investment properties except for Canyon Crest Apartments and an increase in lease cancellation fees at Windemere Apartments and Glenbridge Manor Apartments.  The decrease in rental income for both periods is primarily due to the decreases in occupancy at Windemere Apartments and Glenbridge Manor Apartments, the average rental rate at Windemere Apartments and an increase in bad debt expense, partially offset by increases in the average rental rate at three of the Partnership’s investment properties and occupancy at Highcrest Townhomes.

The equity in loss from investment for the six months ended June 30, 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. The Partnership did not recognize equity in income (loss) for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $84,000, compared to approximately $45,000 at June 30, 2006. The decrease in cash and cash equivalents of approximately $390,000, from December 31, 2006, is due to approximately $392,000 and $357,000 of cash used in financing and investing activities, respectively, partially offset by approximately $359,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $108,000 and $331,000 during the six months ended June 30, 2007 and 2006, respectively, to fund operations at the investment properties. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007). Interest expense was approximately $129,000 and $107,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, the Partnership made a payment of interest of approximately $250,000. There were no such payments made during the six months ended June 30, 2007. At June 30, 2007, approximately $3,809,000 in principal and accrued interest is included in due to affiliates. Subsequent to June 30, 2007, an affiliate of the General Partner advanced the Partnership approximately $90,000 to fund operations at the investment properties.

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

Canyon Crest Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $86,000 of capital improvements at Canyon Crest Apartments, consisting primarily of plumbing upgrades and air conditioning unit and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $112,000 of capital improvements at Windemere Apartments, consisting primarily of fencing, lighting upgrades and air conditioning unit and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the six months ended June 30, 2007, the Partnership completed approximately $52,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $189,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of structural improvements, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from insurance proceeds and operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes, Canyon Crest and Windemere Apartments of approximately $13,855,000 is being amortized over 240 months and requires balloon payments totaling approximately $11,670,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,972,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 572,634.75 limited partnership units (the "Units") in the Partnership representing 62.99% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.99% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Certificates of Limited Partnership, as amended to date.

3.2

Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2004).

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/2 (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.