Form 10QSB
period 2007-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2007-11-13
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 1,688
Receivables and deposits		173
Other assets		668
Restricted escrow		78
Investment in affiliated partnerships (Note C)		635
Investment properties:
Land	$11,154
Buildings and related personal property	49,550
	60,704
Less accumulated depreciation	(10,930)	49,774
		$53,016

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 270
Tenant security deposit liabilities		179
Distributions payable		141
Due to affiliates (Note B)		1,706
Accrued property taxes		829
Other liabilities		283
Mortgage notes payable (Note E)		39,102

Partners' (Deficiency) Capital
General partner	$ (418)
Limited partners (909,053.3 units issued and
outstanding)	10,924	10,506
		$53,016

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 2,015	$ 1,970	$ 5,887	$ 5,880
Other income	228	204	730	630
Total revenues	2,243	2,174	6,617	6,510

Expenses:
Operating	967	902	2,900	2,729
General and administrative	163	124	494	391
Depreciation	661	637	1,973	1,889
Interest	600	592	1,768	1,790
Property taxes	267	261	835	801
Total expenses	2,658	2,516	7,970	7,600

Loss from operations	(415)	(342)	(1,353)	(1,090)
Equity in loss from investments (Note C)	(2)	--	(5)	--
Net loss	$ (417)	$ (342)	$(1,358)	$(1,090)

Net loss allocated to general partner (1%)	$ (4)	$ (4)	$ (14)	$ (11)

Net loss allocated to limited partners (99%)	(413)	(338)	(1,344)	(1,079)

	$ (417)	$ (342)	$(1,358)	$(1,090)

Net loss per limited partnership unit	$ (0.45)	$ (0.37)	$ (1.48)	$ (1.19)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital
at December 31, 2006	909,053.3	$ (404)	$ 12,268	$ 11,864

Net loss for the nine months
ended September 30, 2007	--	(14)	(1,344)	(1,358)

Partners' (deficiency) capital
at September 30, 2007	909,053.3	$ (418)	$ 10,924	$ 10,506

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,358)	$(1,090)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,973	1,889
Amortization of mortgage premium	(82)	(77)
Amortization of loan costs	22	22
Casualty loss	3	--
Equity in loss from investments	5	--
Loss on early extinguishment of debt	18	--
Change in accounts:
Other assets	(86)	(112)
Accounts receivable	(35)	(19)
Accounts payable	117	26
Accrued property taxes	(231)	(264)
Due to affiliates	(21)	152
Tenant security deposit liabilities	31	4
Other liabilities	(28)	18
Net cash provided by operating activities	328	549

Cash flows from investing activities:
Property improvements and replacements	(635)	(488)
Insurance proceeds received	25	--
Net cash used in investing activities	(610)	(488)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(757)	(708)
Repayment of mortgage note payable	(5,482)	--
Proceeds from mortgage note payable	11,175	--
Prepayment penalty	(151)	--
Loan costs paid	(204)	--
Advances from affiliate	421	353
Repayment of advances from affiliate	(3,506)	--
Net cash provided by (used in) financing activities	1,496	(355)

Net increase (decrease) in cash and cash equivalents	1,214	(294)
Cash and cash equivalents at beginning of period	474	519
Cash and cash equivalents at end of period	$ 1,688	$ 225
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,197	$ 1,925
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 79	$ 54

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $11,000 and $12,000 of improvements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $328,000 and $318,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses on the accompanying statements of operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $351,000 and $279,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $25,000 and $19,000, respectively. At September 30, 2007, the Partnership owed approximately $1,567,000 for accountable administrative expenses and accrued interest, which is included in due to affiliates on the accompanying balance sheet.  Subsequent to September 30, 2007, the Partnership paid approximately $650,000 of the outstanding balance.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $421,000 and $353,000 during the nine months ended September 30, 2007 and 2006, respectively, to fund costs associated with the refinancing of the mortgage encumbering Highcrest Townhomes and operations at the investment properties. Interest is charged at the prime rate plus 2% (9.75% at September 30, 2007). Interest expense was approximately $198,000 and $168,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the Partnership repaid approximately $4,052,000 of principal and interest from proceeds from the refinancing of the mortgage encumbering Highcrest Townhomes. During the nine months ended September 30, 2006, the Partnership made a payment of interest of approximately $250,000. At September 30, 2007, approximately $139,000 in principal and accrued interest is included in due to affiliates on the accompanying balance sheet. Subsequent to September 30, 2007, the Partnership repaid the outstanding advance balance.

In connection with the refinancing of Highcrest Townhomes on September 28, 2007, the Partnership paid the General Partner a fee of approximately $112,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the accompanying balance sheet and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $291,000 and $210,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	September 30, 2007
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ 9

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	16

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
			$ 635

These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $5,000. The Partnership did not recognize any equity in income (loss) during the nine months ended September 30, 2006. Subsequent to September 30, 2007, the Partnership received a distribution of approximately $82,000 from one affiliated Partnership.

Note D - Casualty Event

In February 2007, Glenbridge Manor Apartments experienced damages of approximately $35,000 as a result of frozen pipes.  During the nine months ended September 30, 2007, the Partnership recognized a casualty loss of approximately $3,000, which is included in operating expenses, as a result of the receipt of insurance proceeds of approximately $25,000, net of the write-off of undepreciated damaged assets of approximately $28,000.

Note E – Mortgage Refinancing

On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $204,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $18,000, which is included in interest expense on the accompanying statements of operations, as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Note F – Contingencies

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Canyon Crest Apartments	93%	94%
Littleton, Colorado
Windemere Apartments	89%	90%
Houston, Texas
Highcrest Townhomes	96%	95%
Wood Ridge, Illinois
Glenbridge Manor Apartments	95%	95%
Cincinnati, Ohio

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $417,000 and $1,358,000, respectively, compared to net loss of approximately $342,000 and $1,090,000, respectively, for the three and nine months ended September 30, 2006.  The increase in net loss for both the three and nine months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended September 30, 2007 due to increases in operating, depreciation and general and administrative expenses. Both interest and property tax expense remained relatively constant for the three months ended September 30, 2007. The increase in total expenses for the nine months ended September 30, 2007 is due to increases in operating, depreciation, property tax and general and administrative expenses, partially offset by a decrease in interest expense. Operating expenses increased for both periods primarily due to increases in insurance expense as a result of increased insurance premiums at Glenbridge Manor Apartments and contract services, utility and payroll related expenses at Windemere Apartments.  Depreciation expense increased for both periods due to property improvements and replacements placed into service at the properties during the past twelve months.  The increase in property tax expense for the nine months ended September 30, 2007 is primarily due to increases in the tax rate at Glenbridge Manor Apartments and the assessed value of Highcrest Townhomes, partially offset by a decrease in the assessed value of Windemere Apartments. Interest expense decreased for the nine months ended September 30, 2007 as a result of a reduction in interest expense on the mortgages encumbering the investment properties due to scheduled principal payments which reduced the carrying balance of the mortgages, partially offset by an increase in interest on advances from an affiliate due to a higher average outstanding balance and an increase in the interest rate charged on such advances, and the loss recognized on the early extinguishment of debt as a result of the refinancing of the mortgage encumbering Highcrest Townhomes (as discussed in “Liquidity and Capital Resources”).

In February 2007, Glenbridge Manor Apartments experienced damages of approximately $35,000 as a result of frozen pipes.  During the nine months ended September 30, 2007, the Partnership recognized a casualty loss of approximately $3,000, which is included in operating expenses, as a result of the receipt of insurance proceeds of approximately $25,000, net of the write-off of undepreciated damaged assets of approximately $28,000.

General and administrative expenses increased for both the three and nine months ended September 30, 2007 due to an increase in professional expenses associated with the administration of the Partnership.  Also contributing to the increase in general and administrative expenses for the nine months ended September 30, 2007 is an increase in the cost of services included in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended September 30, 2007 due to increases in rental and other income.  The increase in total revenues for the nine months ended September 30, 2007 is due to an increase in other income.  Rental income remained relatively constant for the nine months ended September 30, 2007. Other income increased for both periods due to an increase in resident utility payments and lease cancellation fees at three of the Partnership’s investment properties.  The increase in rental income for the three months ended September 30, 2007 is primarily due to an increase in the average rental rate at three of the Partnership’s investment properties.

The equity in loss from investment for the nine months ended September 30, 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. The Partnership did not recognize equity in income (loss) for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $1,688,000, compared to approximately $225,000 at September 30, 2006. The increase in cash and cash equivalents of approximately $1,214,000, from December 31, 2006, is due to approximately $1,496,000 and $328,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $610,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering Highcrest Townhomes and advances received from an affiliate of the General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties, repayment of the mortgage encumbering Highcrest Townhomes, a prepayment penalty and loan costs paid, and repayment of advances received from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $421,000 and $353,000 during the nine months ended September 30, 2007 and 2006, respectively, to fund costs associated with the refinancing of the mortgage encumbering Highcrest Townhomes and operations at the investment properties. Interest is charged at the prime rate plus 2% (9.75% at September 30, 2007). Interest expense was approximately $198,000 and $168,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the Partnership repaid approximately $4,052,000 of principal and interest from proceeds from the refinancing of the mortgage encumbering Highcrest Townhomes. During the nine months ended September 30, 2006, the Partnership made a payment of interest of approximately $250,000. At September 30, 2007, approximately $139,000 in principal and accrued interest is included in due to affiliates. Subsequent to September 30, 2007, the Partnership repaid the outstanding advance balance.

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

Canyon Crest Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $152,000 of capital improvements at Canyon Crest Apartments, consisting primarily of plumbing upgrades, structural improvements, and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $190,000 of capital improvements at Windemere Apartments, consisting primarily of lighting upgrades, structural improvements and air conditioning unit, appliance and floor covering replacements. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Highcrest Townhomes

During the nine months ended September 30, 2007, the Partnership completed approximately $112,000 of capital improvements at Highcrest Townhomes, consisting primarily of water heaters, exterior painting and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $249,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of structural improvements, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from insurance proceeds and operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $204,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $18,000 as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage indebtedness encumbering Canyon Crest Apartments and Windemere Apartments of approximately $8,066,000 is being amortized over 240 months and requires balloon payments totaling approximately $6,802,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,861,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 573,066.45 limited partnership units (the "Units") in the Partnership representing 63.04% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.30

Multifamily Note dated October 2, 2000 between Consolidated Capital Equity Partners/Two L.P., a California limited partnership, and GMAC Commercial Mortgage Corporation for refinance of Windemere Apartments (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 17, 2000).

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

10.37

Multifamily Note, dated September 28, 2007 between CCIP/2 Highcrest L.L.C., a Delaware limited liability company, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 28, 2007).

10.38

Multifamily Mortgage, Assignment of Rents and Security Agreement, dated September 28, 2007 between CCIP/2 Highcrest, L.L.C., a Delaware limited liability company, and Capmark Bank, a Utah industrial bank. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 28, 2007).

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