Form 10KSB
period 2007-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2008-03-31
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes []  No[X]

State issuer's revenues for its most recent fiscal year. $8,961,000

State the aggregate market value of the Limited Partnership Units ("Units") held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

PART I

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Item 1.

Description of Business

General

Consolidated Capital Institutional Properties/2 (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 103.40 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

The following table sets forth the Partnership's investment in properties:

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Canyon Crest
Apartments	$ 6,526	$ 1,229	5-30 yrs	S/L	$ 5,039
Highcrest
Townhomes	13,267	3,318	5-30 yrs	S/L	10,357
Windemere
Apartments	10,380	1,892	5-30 yrs	S/L	8,232
Glenbridge Manor
Apartments	30,990	5,101	5-30 yrs	S/L	25,543
Totals	$61,163	$11,540			$49,171

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2007	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Canyon Crest Apartments	$ 2,903	7.10%	20 yrs	01/01/10	$ 2,613
Highcrest Townhomes	11,153	6.17%	30 yrs	10/01/17	9,414
Windemere Apartments	4,883	7.83%	20 yrs	11/01/10	4,189
Glenbridge Manor
Apartments	19,749	5.65%	25 yrs	12/15/13	16,566

	38,688
Mortgage premiums, net	177
Total	$38,865				$32,782

(1)

Fixed rate mortgages.

(2)

See “Note B – Mortgage Notes Payable" to the financial statements included in "Item 7. Financial Statements for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $213,000. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2007 and 2006 for each property are as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Properties	2007	2006	2007	2006

Canyon Crest Apartments	$ 9,126	$ 8,719	94%	94%
Highcrest Townhomes	12,094	11,708	97%	95%
Windemere Apartments	6,822	7,165	91%	90%
Glenbridge Manor Apartments	13,128	12,969	96%	95%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)

Canyon Crest Apartments	$ 39	7.61%
Highcrest Townhomes	290	7.26%
Windemere Apartments	196	2.63%
Glenbridge Manor Apartments	527	6.99%

Capital Improvements

Canyon Crest Apartments

During the year ended December 31, 2007, the Partnership completed approximately $481,000 of capital improvements at Canyon Crest Apartments, consisting primarily of window replacement, energy conservation upgrades, structural improvements, air conditioning unit and floor covering replacements, and construction related to the casualty discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the year ended December 31, 2007, the Partnership completed approximately $135,000 of capital improvements at Highcrest Townhomes, consisting primarily of heating upgrades, exterior painting and floor covering and water heater replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windemere Apartments

During the year ended December 31, 2007, the Partnership completed approximately $289,000 of capital improvements at Windemere Apartments, consisting primarily of structural improvements, air conditioning unit upgrades, exterior lighting, foundation upgrades, kitchen and bath resurfacing, interior improvements, and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the year ended December 31, 2007, the Partnership completed approximately $284,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of structural improvements, appliance and floor covering replacements, and construction related to the casualty discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation”. These improvements were funded from operations and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 15,452 holders of record owning an aggregate of 909,030.2 Units. Affiliates of the General Partner owned 573,182.05 Units or approximately 63.05% of the outstanding Units at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made by the Partnership during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 573,182.05 Units in the Partnership representing 63.05% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.05% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2007 was approximately $1,599,000, compared to a net loss of approximately $1,044,000 for the year ended December 31, 2006.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues and distributions received in excess of investment.

Total expenses increased due to increases in operating, depreciation, property tax and general and administrative expenses. Interest expense remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in insurance expense as a result of increased insurance premiums at Glenbridge Manor Apartments and Highcrest Townhomes and advertising, contract services, utility and payroll related expenses at Windemere Apartments.  Depreciation expense increased due to property improvements and replacements placed into service primarily at three of the properties during the past twelve months.  Property tax expense increased primarily due to increases in the tax rate at Glenbridge Manor Apartments and the assessed value of Highcrest Townhomes and Canyon Crest Apartments.

In February 2007, Glenbridge Manor Apartments experienced damages of approximately $35,000 as a result of frozen pipes.  During the year ended December 31, 2007, the Partnership recognized a casualty loss of approximately $3,000, which is included in operating expenses, as a result of the receipt of insurance proceeds of approximately $25,000, net of the write-off of undepreciated damaged assets of approximately $28,000.

In October 2007, Canyon Crest Apartments experienced damages of approximately $31,000 as a result of a kitchen fire. During the year ended December 2007, the Partnership recognized a casualty loss of approximately $2,000, which is included in operating expenses, as a result of the expected receipt of insurance proceeds of approximately $21,000, approximately $12,000 of which was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.

General and administrative expenses increased due to an adjustment recognized during the quarter ended December 31, 2006 to the cost of services included in management reimbursements charged by the General Partner related to the year ended December 31, 2005 as allowed under the Partnership Agreement.  The General Partner determined that the Partnership was overcharged for management reimbursements for the year ended December 31, 2005 in the amount of approximately $359,000. General and administrative expenses also increased due to increases in management reimbursements to an affiliate of the General Partner as allowed under the Partnership agreement.  Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income. Rental income increased due to increases in the average rental rate at three properties and occupancy at three properties, partially offset by a decrease in the average rental rate at Windemere Apartments and an increase in bad debt expense. Other income increased primarily due increases in resident utility payments and lease cancellation fees at three of the Partnership’s investment properties.

The equity in loss from investment is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. Accordingly, for the year ended December 31, 2007, the Partnership recognized approximately $98,000 of income from distributions from an affiliated partnership in which the Partnership’s investment balance had been reduced to zero.  The Partnership did not recognize equity in income (loss) for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $454,000, compared to approximately $474,000 at December 31, 2006. The decrease in cash and cash equivalents of approximately $20,000 is due to approximately $1,015,000 and $149,000 of cash used in investing and operating activities, respectively, partially offset by approximately $1,144,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow, partially offset by distributions received from an affiliated partnership and insurance proceeds received. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering Highcrest Townhomes and advances received from an affiliate of the General Partner, partially offset by repayment of the mortgage encumbering Highcrest Townhomes, repayment of advances received from an affiliate of the General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties, a prepayment penalty and loan costs paid. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the General Partner, although AIMCO Properties, L.P. is not required to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $213,000 and are included in other assets on the balance sheet included in “Item 7. Financial Statements”. The Partnership recorded a loss on early extinguishment of debt of approximately $18,000, which is included in interest expense, as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage indebtedness encumbering Canyon Crest Apartments and Windemere Apartments of approximately $7,786,000 is being amortized over 240 months and requires balloon payments totaling approximately $6,802,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,749,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 573,182.05 Units in the Partnership representing 63.05% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.05% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2

We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/2 as of December 31, 2007, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2 at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 454
Receivables and deposits		202
Restricted escrow		79
Other assets		560
Investment in affiliated partnerships (Note E)		627
Investment properties (Notes B, D, and G):
Land	11,154
Buildings and related personal property	50,009
	61,163
Accumulated depreciation	(11,540)	49,623
		$ 51,545
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 221
Distributions payable		141
Accrued property taxes		1,064
Due to affiliates (Note C)		410
Tenant security deposit liabilities		180
Other liabilities		399
Mortgage notes payable (Note B)		38,865

Partners' (Deficiency) Capital
General partner	$ (420)
Limited partners (909,030.2 units issued and
outstanding)	10,685	10,265
		$ 51,545

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 7,934	$ 7,861
Other income	1,027	855
Total revenues	8,961	8,716

Expenses:
Operating	3,963	3,609
General and administrative (Note C)	652	183
Depreciation	2,587	2,536
Interest	2,379	2,380
Property taxes	1,072	1,052
Total expenses	10,653	9,760

Loss from operations	(1,692)	(1,044)
Equity in loss from investments (Note E)	(5)	--
Distributions in excess of investment (Note E)	98	--
Net loss (Note F)	$(1,599)	$(1,044)

Net loss allocated to general partner (1%)	$ (16)	$ (10)
Net loss allocated to limited partners (99%)	(1,583)	(1,034)

	$(1,599)	$(1,044)

Net loss per limited partnership unit	$ (1.74)	$ (1.14)

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital at
December 31, 2005	909,079	$ (394)	$ 13,302	$ 12,908

Abandonment of units (Note A)	(25.7)	--	--	--

Net loss for the year ended
December 31, 2006	--	(10)	(1,034)	(1,044)

Partners' (deficiency) capital at
December 31, 2006	909,053.3	(404)	12,268	11,864

Abandonment of units (Note A)	(23.1)	--	--	--

Net loss for the year ended
December 31, 2007	--	(16)	(1,583)	(1,599)

Partners' (deficiency) capital at
December 31, 2007	909,030.2	$ (420)	$ 10,685	$ 10,265

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(1,599)	$(1,044)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	2,587	2,536
Amortization of mortgage premiums	(97)	(103)
Amortization of loan costs	35	29
Casualty loss	5	--
Loss on early extinguishment of debt	18	--
Distributions in excess of investment	(98)	--
Equity in loss from investments	5	--
Change in accounts:
Other assets	18	(46)
Receivables and deposits	(55)	(28)
Accounts payable	104	23
Accrued property taxes	4	(12)
Due to affiliates	(1,196)	(46)
Tenant security deposit liabilities	32	8
Other liabilities	88	(9)
Net cash (used in) provided by operating activities	(149)	1,308

Cash flows from investing activities:
Property improvements and replacements	(1,157)	(754)
Insurance proceeds received	37	--
Distributions from affiliated partnership	106	--
Net deposits to restricted escrow	(1)	--
Net cash used in investing activities	(1,015)	(754)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(979)	(952)
Repayment of mortgage note payable	(5,482)	--
Proceeds from mortgage note payable	11,175	--
Prepayment penalty	(151)	--
Loan costs paid	(213)	--
Advances from affiliate	421	353
Repayment of advances from affiliate	(3,627)	--
Net cash provided by (used in) financing activities	1,144	(599)

Net decrease in cash and cash equivalents	(20)	(45)
Cash and cash equivalents at beginning of year	474	519
Cash and cash equivalents at end of year	$ 454	$ 474
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,757	$ 2,476
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 43	$ 11

Adjustment to due to affiliates – change in reimbursement
of accountable administrative expense	$ --	$ (359)

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $12,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to the Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $339,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow:  Approximately $79,000 of replacement reserves is on deposit with the mortgage holder of Canyon Crest Apartments, as required by the mortgage agreement.

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

Abandoned Units: During 2007 and 2006, the number of limited partnership units (the “Units”) decreased by 23.1 and 25.7 Units, respectively, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit: Net loss per Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 909,053.3 and 909,079 Units outstanding for 2007 and 2006, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment properties: Investment properties consist of four apartment complexes and are stated at fair market value at the time of the foreclosure.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (”SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2007, the Partnership capitalized approximately $15,000 of interest, approximately $5,000 of real estate taxes, and approximately $2,000 of operating costs. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the year ended December 31, 2006.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $209,000 and $175,000 for the years ended December 31, 2007 and 2006, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs: Loan costs of approximately $506,000, less accumulated amortization of approximately $121,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $35,000 and $29,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $50,000 for each of the years 2008 through 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

Segment Reporting: SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due at
	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Properties
Canyon Crest Apartments	$ 2,903	$ 28	7.10%	01/01/10	$ 2,613
Highcrest Townhomes	11,153	68	6.17%	10/01/17	9,414
Windemere Apartments	4,883	50	7.83%	11/01/10	4,189
Glenbridge Manor
Apartments	19,749	131	5.65%	12/15/13	16,566
	38,688
Mortgage premiums, net	177
Total	$38,865	$ 277			$32,782

On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $213,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $18,000, which is included in interest expense on the accompanying statements of operations, as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by a pledge of the Partnership’s investment properties and by pledge of revenues from the respective investment properties. The mortgage notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The mortgage premiums of approximately $177,000 are net of accumulated amortization of approximately $265,000. The mortgage premiums are being amortized over the remaining lives of the loans. Amortization of the mortgage premiums are included in interest expense in the statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

	Mortgage
	Notes	Premiums	Total

2008	$ 968	$ 62	$ 1,030
2009	1,032	67	1,099
2010	7,696	48	7,744
2011	714	--	714
2012	756	--	756
Thereafter	27,522	--	27,522
	$38,688	$ 177	$38,865

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 and $424,000, for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses.

The Partnership’s policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner.  For the year ended December 31, 2005, the Partnership was charged management reimbursements of approximately $610,000.  During the fourth quarter of 2006, the General Partner determined that it had overcharged the Partnership for management reimbursements in 2005 by approximately $359,000.  Accordingly, the General Partner reduced the outstanding accrued management reimbursements by $359,000 during the fourth quarter of 2006, which is reflected in general and administrative expenses for the year ended December 31, 2006.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $525,000 and $42,000, which is net of the reduction as discussed above, for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $75,000 and $43,000, respectively. At December 31, 2007, the Partnership owed approximately $410,000 for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $421,000 and $353,000 during the years ended December 31, 2007 and 2006, respectively, to fund costs associated with the refinancing of the mortgage encumbering Highcrest Townhomes and operations at the properties. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense was approximately $199,000 and $231,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $4,192,000 of advances and accrued interest. There were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $196,000 to fund operations at Highcrest Townhomes and Glenbridge Manor Apartments.

In connection with the September 2007 refinancing of the mortgage encumbering Highcrest Townhomes, the Partnership paid the General Partner a fee of approximately $112,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the balance sheet and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $210,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 573,182.05 Units in the Partnership representing 63.05% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.05% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Canyon Crest Apartments	$ 2,903	$ 1,242	$ 4,158	$ 1,126
Highcrest Townhomes	11,153	3,660	8,540	1,067
Windemere Apartments	4,883	1,955	7,445	980
Glenbridge Manor Apartments	19,749	4,335	24,269	2,386

	38,688
Mortgage Premiums	177

Totals	$38,865	$11,192	$44,412	$ 5,559

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life

Canyon Crest Apts	$ 1,242	$ 5,284	$ 6,526	$ 1,229	1966	08/22/02	5-30 yrs
Highcrest Townhomes	3,660	9,607	13,267	3,318	1968	08/22/02	5-30 yrs
Windemere Apartments	1,955	8,425	10,380	1,892	1982	08/28/02	5-30 yrs
Glenbridge Manor
Apartments	4,297	26,693	30,990	5,101	2003	09/01/03	5-30 yrs

Totals	$11,154	$50,009	$61,163	$11,540

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$60,033	$59,280
Property improvements	1,189	753
Disposition of assets	(59)	--
Balance at end of year	$61,163	$60,033

Accumulated Depreciation
Balance at beginning of year	$ 8,961	$ 6,425
Additions charged to expense	2,587	2,536
Disposition of assets	(8)	--
Balance at end of year	$11,540	$ 8,961

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2007 and 2006 is approximately $61,176,000 and $60,034,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $12,005,000 and $9,411,000, respectively.

Note E - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment
		Ownership	Balance At
Partnership	Type of Ownership	Percentage	December 31, 2007
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	17
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	610
			$ 627

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the year ended December 31, 2007, the Partnership received approximately $106,000 of distributions from refinancing proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, approximately $98,000 of which was recognized as income on the accompanying statements of operations. No such distributions were received during the year ended December 31, 2006. During the year ended December 31, 2007, the Partnership recognized approximately $5,000 in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships. The Partnership did not recognize any equity in income (loss) for the year ended December 31, 2006.

Note F - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	2007	2006

Net loss as reported	$(1,599)	$(1,044)
(Deduct) Add:
Depreciation differences	(7)	93
Change in prepaid rental	49	(12)
Casualty gain	4	--
Other	116	68

Federal taxable loss	$ (1,437)	$ (895)

Federal taxable loss per limited
partnership unit	$ (1.56)	$ (0.97)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported	$10,265
Building and land	13
Accumulated depreciation	(465)
Syndication fees	25,796
Other	2,578
Net assets - tax basis	$ 38,187

Note G - Casualty Events

In February 2007, Glenbridge Manor Apartments experienced damages of approximately $35,000 as a result of frozen pipes.  During the year ended December 31, 2007, the Partnership recognized a casualty loss of approximately $3,000, which is included in operating expenses, as a result of the receipt of insurance proceeds of approximately $25,000, net of the write-off of undepreciated damaged assets of approximately $28,000.

In October 2007, Canyon Crest Apartments experienced damages of approximately $31,000 as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recognized a casualty loss of approximately $2,000, which is included in operating expenses, as a result of the expected receipt of insurance proceeds of approximately $21,000, approximately $12,000 of which was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The Matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner, has announced his resignation. Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust ("Prentiss"), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and
		Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the Western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  She is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

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

AIMCO Properties, L.P., did not timely file a Form 4 disclosing the acquisition of limited partnership units on October 17, 2006 (995.1 units), September 13, 2007 (431.7 units), October 18, 2007 (85.6 units), November 15, 2007 (16 units) and December 17, 2007 (14 units).  These purchases were disclosed on a Form 5 filed February 14, 2008.

Item 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2007:

Entity	Number of Units	Percentage
Reedy River Properties
(an affiliate of AIMCO)	168,736.50	18.56%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	319,686.25	35.16%
Cooper River Properties, LLC
(an affiliate of AIMCO)	67,518.70	7.43%

Reedy River Properties, AIMCO IPLP, L.P. and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $445,000 and $424,000, for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

The Partnership’s policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner.  For the year ended December 31, 2005, the Partnership was charged management reimbursements of approximately $610,000.  During the fourth quarter of 2006, the General Partner determined that it had overcharged the Partnership for management reimbursements in 2005 by approximately $359,000.  Accordingly, the General Partner reduced the outstanding accrued management reimbursements by $359,000 during the fourth quarter of 2006, which is reflected in general and administrative expenses for the year ended December 31, 2006.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $525,000 and $42,000, which is net of the reduction as discussed above, for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties on the financial statements included in “Item 7. Financial Statements”. The portion of these reimbursements included in investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $75,000 and $43,000, respectively. At December 31, 2007, the Partnership owed approximately $410,000 for accountable administrative expenses, which is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $421,000 and $353,000 during the years ended December 31, 2007 and 2006, respectively, to fund costs associated with the refinancing of the mortgage encumbering Highcrest Townhomes and operations at the properties. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2007). Interest expense was approximately $199,000 and $231,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $4,192,000 of advances and accrued interest. There were no outstanding advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $196,000 to fund operations at Highcrest Townhomes and Glenbridge Manor Apartments.

In connection with the September 2007 refinancing of the mortgage encumbering Highcrest Townhomes, the Partnership paid the General Partner a fee of approximately $112,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the balance sheet and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $225,000 and $210,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 573,182.05 Units in the Partnership representing 63.05% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.05% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $58,000 and $55,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $18,000 and $19,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

By: ConCap Equities, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and the in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2008
Stephen B. Waters

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2

EXHIBIT INDEX

Exhibit

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