Form 10-Q
period 2008-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2008-05-15
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11723

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

(Exact name of registrant as specified in its charter)

Delaware	94-2883067
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 152	$ 454
Receivables and deposits	259	202
Other assets	671	560
Restricted escrows	88	79
Investment in affiliated partnerships (Note C)	621	627
Investment properties:
Land	11,154	11,154
Buildings and related personal property	50,293	50,009
	61,447	61,163
Less accumulated depreciation	(12,152)	(11,540)
	49,295	49,623
	$ 51,086	$ 51,545

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 295	$ 221
Tenant security deposit liabilities	181	180
Distributions payable	141	141
Due to affiliates (Note B)	739	410
Accrued property taxes	866	1,064
Other liabilities	431	399
Mortgage notes payable	38,614	38,865
	41,267	41,280

Partners' (Deficiency) Capital
General partner	(424)	(420)
Limited partners (909,030.2 units issued and
outstanding)	10,243	10,685
	9,819	10,265
	$ 51,086	$ 51,545

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Rental income	$1,969	$1,953
Other income	288	221
Total revenues	2,257	2,174

Expenses:
Operating	1,031	965
General and administrative	174	140
Depreciation	615	651
Interest	594	585
Property taxes	283	278
Total expenses	2,697	2,619

Loss from operations	(440)	(445)
Equity in loss from investments (Note C)	(6)	(3)
Net loss	$ (446)	$ (448)

Net loss allocated to general partner (1%)	$ (4)	$ (4)
Net loss allocated to limited partners (99%)	(442)	(444)

	$ (446)	$ (448)

Net loss per limited partnership unit	$(0.49)	$(0.49)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	912,182	$ 1	$228,046	$228,047

Partners' (deficiency) capital
at December 31, 2007	909,030.2	$ (420)	$ 10,685	$ 10,265

Net loss for the three months
ended March 31, 2008	--	(4)	(442)	(446)

Partners' (deficiency) capital
at March 31, 2008	909,030.2	$ (424)	$ 10,243	$ 9,819

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (446)	$ (448)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	615	651
Amortization of mortgage premiums	(15)	(27)
Amortization of loan costs	13	7
Casualty loss	2	--
Equity in loss from investments	6	3
Change in accounts:
Other assets	(124)	(175)
Receivables and deposits	(46)	15
Accounts payable	92	250
Accrued property taxes	(198)	(221)
Due to affiliates	133	169
Tenant security deposit liabilities	1	(2)
Other liabilities	32	(15)
Net cash provided by operating activities	65	207

Cash flows from investing activities:
Property improvements and replacements	(321)	(165)
Insurance proceeds received	3	--
Net deposits to restricted escrows	(9)	--
Net cash used in investing activities	(327)	(165)

Cash flows from financing activities:
Advances from affiliate	196	74
Principal payments on mortgage notes payable	(236)	(248)
Net cash used in financing activities	(40)	(174)

Net decrease in cash and cash equivalents	(302)	(132)
Cash and cash equivalents at beginning of period	454	474

Cash and cash equivalents at end of period	$ 152	$ 342

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 594	$ 547

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 25	$ 92

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $43,000 and $11,000, respectively, of improvements, which were included in accounts payable at December 31, 2007 and 2006.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Organization

On April 25, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Consolidated Capital Institutional Properties/2, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of March 19, 2008, by and between the California partnership and the Delaware partnership.

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

The voting and other rights of the limited partners provided for in the partnership agreement were not changed as a result of the merger. In the merger, the partnership agreement of the California partnership was adopted as the partnership agreement of the Delaware partnership, with the following changes: (i) references therein to the California Uniform Limited Partnership Act were amended to refer to the Delaware Revised Uniform Limited Partnership Act; (ii) a description of the merger was added; (iii) the name of the partnership was changed to “Consolidated Capital Institutional Properties/2, LP” and (iv) a provision was added that gives the general partner authority to establish different designated series of limited partnership interests that have separate rights with respect to specified partnership property, and profits and losses associated with such specified property.

On April 30, 2008, the General Partner amended the Partnership Agreement to establish, and convert existing limited partnership interests into, different designated series of limited partnership interests that have separate rights with respect to specified partnership property. Effective as of the close of business on April 30, 2008 (the “Establishment Date”), each then outstanding Unit of limited partnership interest in the Partnership was converted into one Series A Unit and one Series B Unit. Except as described below, the Series A Units and Series B Units entitle the holders thereof to the same rights as the holders of Units of limited partnership interests had prior to the Establishment Date.

From and after the Establishment Date, the Series A Units will be entitled to all of the Partnership’s interests in any entity in which the Partnership owns an interest, other than the Series B Subsidiary (as defined below), including, but not limited to, all profits, losses and distributions from such entities.

From and after the Establishment Date, the Series B Units will be entitled to all of the Partnership’s membership interest in Canyon Crest, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”), including, but not limited to, all profits, losses and distributions from Canyon Crest Apartments.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $112,000 and $107,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $156,000 and $117,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $26,000 and $11,000, respectively. At March 31, 2008 and December 31, 2007, the Partnership owed approximately $540,000 and $410,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $196,000 and $74,000 during the three months ended March 31, 2008 and 2007, respectively, to fund operations and real estate taxes at two investment properties. Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense was approximately $3,000 and $63,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, approximately $199,000 in principal and accrued interest is included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $131,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	March 31, 2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	10

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 621

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2008 and 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $6,000 and $3,000, respectively.

Note D – Casualty Events

During the three months ended March 31, 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines.  These two buildings, containing 20 units, the office, clubhouse and fitness center, have been evacuated.  The General Partner currently anticipates that one building containing 12 units may be demolished.  The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership expects that the damages will be fully covered by insurance proceeds and does not expect to record a loss from this event.

In March 2008, Glenbridge Manor Apartments experienced storm damages of approximately $38,000. During the three months ended March 31, 2008, the Partnership recognized a casualty loss of approximately $8,000, which is included in operating expenses, as a result of the expected receipt of insurance proceeds of approximately $20,000, net of the write-off of undepreciated damaged assets of approximately $28,000.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the three months ended March 31, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the three months ended March 31, 2008 which is reflected as a reduction of operating expenses, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The Matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change, the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Canyon Crest Apartments	95%	93%
Littleton, Colorado
Windemere Apartments (1)	96%	87%
Houston, Texas
Highcrest Townhomes	98%	96%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	88%	96%
Cincinnati, Ohio

(1)

The General Partner attributes the increase in occupancy at Windemere Apartments to increased resident retention efforts.

(2)

The General Partner attributes the decrease in occupancy at Glenbridge Manor Apartments to units unavailable for lease as a result of the casualty discussed below.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 was approximately $446,000, compared to a net loss of approximately $448,000 for the three months ended March 31, 2007.  Net loss remained relatively constant as an increase in total revenues was substantially offset by an increase in total expenses.

Total revenues increased due to increases in both rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at three of the Partnership’s investment properties, partially offset by decreases in occupancy at Glenbridge Manor Apartments and the average rental rate at Windemere Apartments.  Other income increased primarily due to increases in resident utility payments at Highcrest Townhomes and lease cancellation fees at Glenbridge Manor Apartments.

Total expenses increased due to increases in operating and general and administrative expenses, partially offset by a decrease in depreciation expense. Both interest and property tax expense remained relatively constant for the comparable periods.  Operating expense increased primarily due to increases in snow removal costs at Highcrest Townhomes and clean up costs related to the casualties at Canyon Crest Apartments and Glenbridge Manor Apartments, as discussed below, partially offset by a decrease in utility expenses at Highcrest Townhomes.  Depreciation expense decreased due to assets placed into service in previous years becoming fully depreciated at Highcrest Townhomes during the fourth quarter of 2007.

General and administrative expenses increased primarily due to an increase in management reimbursements charged by the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the three months ended March 31, 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines.  These two buildings, containing 20 units, the office, clubhouse and fitness center, have been evacuated.  The General Partner currently anticipates that one building containing 12 units may be demolished.  The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership expects that the damages will be fully covered by insurance proceeds and does not expect to record a loss from this event.

In March 2008, Glenbridge Manor Apartments experienced storm damages of approximately $38,000. During the three months ended March 31, 2008, the Partnership recognized a casualty loss of approximately $8,000, which is included in operating expenses, as a result of the expected receipt of insurance proceeds of approximately $20,000, net of the write-off of undepreciated damaged assets of approximately $28,000.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the three months ended March 31, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the three months ended March 31, 2008 which is reflected as a reduction of operating expenses, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

The equity in loss from investment for the three months ended March 31, 2008 and 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $152,000, compared to approximately $342,000 at March 31, 2007. The decrease in cash and cash equivalents of approximately $302,000, from December 31, 2007, is due to approximately $327,000 and $40,000 of cash used in investing and financing activities, respectively, partially offset by approximately $65,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the investment properties, partially offset by advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $196,000 and $74,000 during the three months ended March 31, 2008 and 2007, respectively, to fund operations and real estate taxes at two investment properties. Interest is charged at the prime rate plus 2% (7.25% at March 31, 2008). Interest expense was approximately $3,000 and $63,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, approximately $199,000 in principal and accrued interest is included in due to affiliates on the balance sheet included in “Item 1. Financial Statements”. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for each of the Partnership's properties are detailed below.

Canyon Crest Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $110,000 of capital improvements at Canyon Crest Apartments, consisting primarily of interior improvements, recreational facility upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Windemere Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $88,000 of capital improvements at Windemere Apartments, consisting primarily of structural upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the three months ended March 31, 2008, the Partnership completed approximately $24,000 of capital improvements at Highcrest Townhomes, consisting primarily of water and sewer upgrades, exterior improvements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $81,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of structural improvements, floor covering replacement and construction related to the casualties discussed above. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The mortgage indebtedness encumbering Canyon Crest and Windemere Apartments of approximately $7,858,000 is being amortized over 240 months and requires balloon payments totaling approximately $6,802,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,635,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,120.95 limited partnership units (the "Units") in the Partnership representing 63.16% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Certificates of Limited Partnership, as amended to date.

3.2

Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the annual report on Form 10-KSB for the year ended December 31, 2004).

3.3

Fifth Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated March 19, 2008. Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 30, 2008.

3.4

Sixth Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated April 30, 2008. Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 30, 2008.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

EXHIBIT INDEX (continued)

Exhibit Number

Description of Exhibit

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