Form 10-Q
period 2008-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2008-08-14
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 2,303	$ 454
Receivables and deposits	194	202
Other assets	581	560
Restricted escrows	101	79
Investment in affiliated partnerships (Note C)	618	627
Investment properties:
Land	11,154	11,154
Buildings and related personal property	51,009	50,009
	62,163	61,163
Less accumulated depreciation	(12,778)	(11,540)
	49,385	49,623
	$ 53,182	$ 51,545

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 678	$ 221
Tenant security deposit liabilities	181	180
Distributions payable	141	141
Due to affiliates (Note B)	4,673	410
Accrued property taxes	705	1,064
Other liabilities	343	399
Mortgage notes payable	38,358	38,865
	45,079	41,280

Partners' (Deficiency) Capital
General partner	(442)	(420)
Limited partners (909,030.2 Series A and Series B
units issued and outstanding)	8,545	10,685
	8,103	10,265
	$ 53,182	$ 51,545

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,937	$ 1,919	$ 3,906	$ 3,872
Other income	247	281	535	502
Total revenues	2,184	2,200	4,441	4,374

Expenses:
Operating	1,052	968	2,083	1,933
General and administrative	168	191	342	331
Depreciation	621	661	1,236	1,312
Interest	590	583	1,184	1,168
Property taxes	251	290	534	568
Total expenses	2,682	2,693	5,379	5,312

Loss from operations	(498)	(493)	(938)	(938)
Equity in loss from investments (Note C)	(3)	--	(9)	(3)
Impairment loss (Note E)	(1,215)	--	(1,215)	--
Net loss	$(1,716)	$ (493)	$(2,162)	$ (941)

Net loss allocated to general partner	$ (17)	$ (5)	$ (22)	$ (9)
Net loss allocated to limited partners	(187)	(488)	(628)	(932)
Net loss allocated to Series A unit
holders	(261)	--	(261)	--
Net loss allocated to Series B unit
holders	(1,251)	--	(1,251)	--

	$(1,716)	$ (493)	$(2,162)	$ (941)

Per limited partnership unit:
Limited partners	$ (0.21)	$ (0.54)	$ (0.69)	$ (1.03)
Series A unit holders	(0.28)	--	(0.28)	(1.03)
Series B unit holders	(1.38)	--	(1.38)	--
Net loss	$ (1.87)	$ (0.54)	$ (2.35)	$ (1.03)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited			Series A	Series B	Subtotal
	Partnership	General	Limited	Unit	Unit	Limited
	Units	Partner	Partners	Holders	Holders	Partners	Total

Partners’ (deficiency)
capital at
December 31, 2007	909,030.2	$(420)	$ 10,685	$ --	$ --	$10,685	$ 10,265

Net loss for the period
January 1, 2008 through
April 30, 2008	--	(6)	(628)	--	--	(628)	(634)

Partners’ (deficiency)
capital at
April 30, 2008	909,030.2	(426)	10,057	--	--	10,057	9,631

Allocation of Units
(Note A)	--	--	(10,057)	7,735	2,322	--	--

Net loss for the period
May 1, 2008 through
June 30, 2008	--	(16)	--	(261)	(1,251)	(1,512)	(1,528)

Partners’ (deficiency)
capital at
June 30, 2008	909,030.2	$(442)	$ --	$ 7,474	$ 1,071	$ 8,545	$ 8,103

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,162)	$ (941)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,236	1,312
Amortization of mortgage premium	(31)	(54)
Amortization of loan costs	26	15
Casualty gain	(6)	(3)
Impairment loss	1,215	--
Equity in loss from investments	9	3
Change in accounts:
Other assets	(47)	(131)
Receivables and deposits	(1)	(18)
Accounts payable	99	150
Accrued property taxes	(359)	(354)
Due to affiliates	300	353
Tenant security deposit liabilities	1	17
Other liabilities	(56)	10
Net cash provided by operating activities	224	359

Cash flows from investing activities:
Property improvements and replacements	(1,843)	(382)
Insurance proceeds received	3	25
Net deposits to restricted escrows	(22)	--
Net cash used in investing activities	(1,862)	(357)

Cash flows from financing activities:
Advances from affiliate	3,963	108
Principal payments on mortgage notes payable	(476)	(500)
Net cash provided by (used in) financing activities	3,487	(392)

Net increase (decrease) in cash and cash equivalents	1,849	(390)
Cash and cash equivalents at beginning of period	454	474

Cash and cash equivalents at end of period	$ 2,303	$ 84

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,149	$ 1,081
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 401	$ 68

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $43,000 and $11,000, respectively, of improvements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

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

On April 30, 2008, the General Partner amended the Partnership Agreement to establish, and convert existing limited partnership interests into, different designated series of limited partnership interests that have separate rights with respect to specified partnership property. Effective as of the close of business on April 30, 2008 (the “Establishment Date”), each then outstanding Unit of limited partnership interest in the Partnership was converted into one Series A Unit and one Series B Unit. Except as described below, the Series A Units and Series B Units entitle the holders thereof to the same rights as the holders of Units of limited partnership interests prior to the Establishment Date.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $222,000 and $215,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $296,000 and $241,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $37,000 and $17,000, respectively. At June 30, 2008 and December 31, 2007, the Partnership owed approximately $668,000 and $410,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,963,000 and $108,000 during the six months ended June 30, 2008 and 2007, respectively, to fund reconstruction related to the casualty at Glenbridge Manor Apartments, and operations, capital improvements, and real estate taxes at two of the investment properties. Interest is charged at the prime rate plus 2% (7.00% at June 30, 2008). Interest expense was approximately $42,000 and $129,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, approximately $4,005,000 in advances and accrued interest remain unpaid and are included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $55,000 to fund operations at Canyon Crest Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $131,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	June 30, 2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	7

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 618

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the six months ended June 30, 2008 and 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $9,000 and $3,000, respectively.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines.  These two buildings, containing 20 units, the office, clubhouse and fitness center, have been evacuated. The General Partner currently anticipates that one building containing 12 units will be demolished, and another building where the leasing office is located will be partially demolished.  The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership intends to seek recovery of damages through insurance proceeds and recovery from responsible third parties, and at this time does not expect to record a loss from this event. During the six months ended June 30, 2008, the Partnership entered into a contract for approximately $2,500,000 to begin reconstruction of which approximately $1,319,000 has been spent as of June 30, 2008. As a result of this project, construction period interest expense of approximately $41,000, construction period property tax expense of approximately $13,000 and construction period operating costs of approximately $1,000 have been capitalized during the six months ended June 30, 2008. In addition, the Partnership received an advance of approximately $3,650,000 from AIMCO Properties, L.P. in order to expedite clean up and reconstruction of the property.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the six months ended June 30, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the six months ended June 30, 2008 which is reflected as a reduction of operating expenses, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

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

Note E – Impairment

In June 2008, the Partnership entered into a sale contract with third parties relating to the sale of Canyon Crest Apartments. The Partnership determined that certain criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, were not met at June 30, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000, to write the property value down to the expected sale price, during the three and six months ended June 30, 2008.  The Partnership sold Canyon Crest Apartments on August 1, 2008 for a gross sale price of $4,100,000.  The Partnership received net proceeds of approximately $3,899,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,823,000 to repay the mortgage encumbering the property.  The Partnership expects to record a loss from the sale of the property of approximately $59,000, primarily as a result of the payment of closing costs.  The Partnership expects to record a loss on the early extinguishment of debt of approximately $114,000 during the third quarter of 2008.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The Matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Canyon Crest Apartments	94%	93%
Littleton, Colorado
Windemere Apartments (1)	95%	86%
Houston, Texas
Highcrest Townhomes	97%	95%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	88%	95%
Cincinnati, Ohio

(1)

The General Partner attributes the increase in occupancy at Windemere Apartments to increased resident retention efforts.

(2)

The General Partner attributes the decrease in occupancy at Glenbridge Manor Apartments to 20 units unavailable for lease as a result of the casualty discussed below.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $1,716,000 and $2,162,000 respectively, compared to net loss of approximately $493,000 and $941,000, respectively, for the three and six months ended June 30, 2007.  The increase in net loss for both the three and six months ended June 30, 2007 is due primarily to the recognition of impairment loss during 2008.

In June 2008, the Partnership entered into a sale contract with third parties relating to the sale of Canyon Crest Apartments. The Partnership determined that certain criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, were not met at June 30, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000, to write the property value down to the expected sale price, during the three and six months ended June 30, 2008.  The Partnership sold Canyon Crest Apartments on August 1, 2008 for a gross sale price of $4,100,000.  The Partnership received net proceeds of approximately $3,899,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $2,823,000 to repay the mortgage encumbering the property.  The Partnership expects to record a loss from the sale of the property of approximately $59,000 primarily as a result of the payment of closing costs. The Partnership expects to record a loss on the early extinguishment of debt of approximately $114,000 during the third quarter of 2008.

The Partnership’s loss from operations for the three and six months ended June 30, 2008 was approximately $498,000 and $938,000 respectively, compared to loss from operations of approximately $493,000 and $938,000, respectively, for the three and six months ended June 30, 2007.  Loss from operations remained relatively constant for the three months ended June 30, 2008 as a decrease in total revenues was substantially offset by a decrease in total expenses. Loss from operations for the six months ended June 30, 2008 remained constant as an increase in total revenues was offset by an increase in total expenses.

Total revenues decreased for the three months ended June 30, 2008 due to a decrease in other income, partially offset by an increase in rental income. Total revenues increased for the six months ended June 30, 2008 due to increases in both rental and other income.  Rental income increased for both periods due to increases in occupancy and average rental rates at three of the Partnership’s investment properties, partially offset by decreases in occupancy at Glenbridge Manor Apartments and the average rental rate at Windemere Apartments.  Other income decreased for the three months ended June 30, 2008 primarily due to a decrease in resident utility payments at Highcrest Townhomes and Glenbridge Manor Apartments.  Other income increased for the six months ended June 30, 2008 due to an increase in lease cancellation fees at three of the investment properties.

Total expenses decreased for the three months ended June 30, 2008 due to decreases in property tax, depreciation and general and administrative expenses, partially offset by an increase in operating expenses. Interest expense remained relatively constant for the three months ended June 30, 2008. Total expenses increased for the six months ended June 30, 2008 due to increases in operating, interest and general and administrative expenses, partially offset by a decrease in property tax and depreciation expenses.  Operating expenses increased for both periods due to increases in utilities and payroll related expenses at Glenbridge Manor Apartments and clean up costs related to the casualties at Canyon Crest Apartments and Glenbridge Manor Apartments, as discussed below.  Interest expense increased for the six months ended June 30, 2008 primarily due to the September 2007 refinancing of the mortgage encumbering Highcrest Townhomes, which resulted in a higher debt balance, partially offset by a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance in 2008 and an increase in capitalized interest at Glenbridge Manor Apartments.  Property tax expense decreased for both periods due to a decrease in the tax rate at Highcrest Townhomes and an increase in capitalized property taxes at Glenbridge Manor Apartments.  Depreciation expense decreased for both periods due to assets placed into service in previous years becoming fully depreciated at Highcrest Townhomes during the fourth quarter of 2007.

General and administrative expenses decreased for the three months ended June 30, 2008 primarily due to a decrease in the costs associated with the quarterly and annual communications with investors and regulatory agencies. General and administrative expenses increased for the six months ended June 30, 2008 primarily due to an increase in management reimbursements charged by the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the annual audit required by the Partnership Agreement.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines.  These two buildings, containing 20 units, the office, clubhouse and fitness center, have been evacuated. The General Partner currently anticipates that one building containing 12 units will be demolished, and another building where the leasing office is located will be partially demolished.  The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership intends to seek recovery of damages through insurance proceeds and recovery from responsible third parties, and at this time does not expect to record a loss from this event. During the six months ended June 30, 2008, the Partnership entered into a contract for approximately $2,500,000 to begin reconstruction of which approximately $1,319,000 has been spent as of June 30, 2008. As a result of this project, construction period interest expense of approximately $41,000, construction period property tax expense of approximately $13,000 and construction period operating costs of approximately $1,000 have been capitalized during the six months ended June 30, 2008. In addition, the Partnership received an advance of approximately $3,650,000 from AIMCO Properties, L.P. in order to expedite clean up and reconstruction of the property.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the six months ended June 30, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the six months ended June 30, 2008 which is reflected as a reduction of operating expenses, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

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

The equity in loss from investment for the three and six months ended June 30, 2008 and 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $2,303,000, compared to approximately $84,000 at June 30, 2007. The increase in cash and cash equivalents of approximately $1,849,000, from December 31, 2007, is due to approximately $3,487,000 and $224,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,862,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by principal payments made on the mortgages encumbering the investment properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,963,000 and $108,000 during the six months ended June 30, 2008 and 2007, respectively, to fund reconstruction related to the casualty at Glenbridge Manor Apartments and operations, capital improvements, and real estate taxes at two of the investment properties. Interest is charged at the prime rate plus 2% (7.00% at June 30, 2008). Interest expense was approximately $42,000 and $129,000 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, approximately $4,005,000 in advances and accrued interest remain unpaid and are included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $55,000 to fund operations at Canyon Crest Apartments.

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

Canyon Crest Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $157,000 of capital improvements at Canyon Crest Apartments, consisting primarily of interior improvements, recreational facility upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations and insurance proceeds. The Partnership sold Canyon Crest Apartments to third parties on August 1, 2008.

Windemere Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $138,000 of capital improvements at Windemere Apartments, consisting primarily of structural upgrades, kitchen and bath upgrades and floor covering replacement. These improvements were funded from operations.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the six months ended June 30, 2008, the Partnership completed approximately $95,000 of capital improvements at Highcrest Townhomes, consisting primarily of water and sewer upgrades, structural upgrades, and HVAC and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $1,811,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of structural improvements, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to continue reconstruction resulting from the casualty discussed above. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage indebtedness encumbering Canyon Crest and Windemere Apartments of approximately $7,752,000 is being amortized over 240 months and requires balloon payments totaling approximately $6,802,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,519,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,169.5 Series A and Series B limited partnership units (the "Units") in the Partnership representing 63.16% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

10.39

Purchase and Sale Contract between CCIP/2 Canyon Crest, L.L.C., a Delaware limited liability company, and Bellaire Holdings, LLC, a Colorado limited liability company, and FW Madison Marketing Group LLC, a Colorado limited liability company, dated June 27, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 27, 2008).

10.40

First Amendment to Purchase and Sale Contract between CCIP/2 Canyon Crest, L.L.C., a Delaware limited liability company, and Bellaire Holdings, LLC, a Colorado limited liability company, and FW Madison Marketing Group LLC, a Colorado limited liability company, dated July 21, 2008 (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2008).

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