Form 10-Q
period 2008-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2008-11-14
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,582	$ 454
Receivables and deposits	232	173
Other assets	554	560
Restricted escrows	24	--
Investment in affiliated partnerships (Note C)	616	627
Investment properties:
Land	9,912	9,912
Buildings and related personal property	47,859	44,725
	57,771	54,637
Less accumulated depreciation	(11,924)	(10,311)
	45,847	44,326
Assets held for sale (Notes A and F)	--	5,405
	$ 48,855	$ 51,545

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 532	$ 221
Tenant security deposit liabilities	159	152
Distributions payable	141	141
Due to affiliates (Note B)	4,904	410
Accrued property taxes	789	1,021
Other liabilities	410	382
Mortgage notes payable (Note E)	35,282	35,935
Liabilities related to assets held for sale
(Notes A and F)	--	3,018
	42,217	41,280

Partners' (Deficiency) Capital
General partner	(450)	(420)
Limited partners (909,030.2 Series A and Series
B units issued and outstanding)	7,088	10,685
	6,638	10,265
	$ 48,855	$ 51,545

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:		(Restated)		(Restated)
Rental income	$ 1,810	$ 1,822	$ 5,315	$ 5,322
Other income	212	200	682	647
Total revenues	2,022	2,022	5,997	5,969

Expenses:
Operating	1,077	837	2,817	2,502
General and administrative	204	163	546	494
Depreciation	544	587	1,614	1,758
Interest	575	551	1,664	1,618
Property taxes	232	256	747	804
Total expenses	2,632	2,394	7,388	7,176

Loss before discontinued operations,
equity in loss from investments and
distribution in excess of investment	(610)	(372)	(1,391)	(1,207)
Equity in loss from investments (Note C)	(2)	(2)	(11)	(5)
Distribution in excess of investment (Note C)	33	--	33	--
Loss before discontinued operations	(579)	(374)	(1,369)	(1,212)
Loss from discontinued operations
(Notes A and F)	(177)	(43)	(1,549)	(146)
Loss from sale of discontinued
operations (Note F)	(69)	--	(69)	--
Net loss	$ (825)	$ (417)	$(2,987)	$(1,358)

Net loss allocated to general partner	$ (8)	$ (4)	$ (30)	$ (14)
Net loss allocated to limited partners	--	(413)	(628)	(1,344)
Net loss allocated to Series A unit
holders	(533)	--	(794)	--
Net loss allocated to Series B unit
holders	(284)	--	(1,535)	--

	$ (825)	$ (417)	$(2,987)	$(1,358)

Per limited partnership unit:
Loss before discontinued operations	$ --	$ (0.40)	$ (0.56)	$ (1.32)
(Series A) (Note A)	(0.59)	--	(0.88)	--
(Series B) (Note A)	(0.04)	--	(0.05)	--
Loss from discontinued operations	--	(0.05)	(0.13)	--
Loss from discontinued operations (Series B)	(0.20)	--	(1.56)	(0.16)
Loss from sale of discontinued
operations (Series B)	(0.07)	--	(0.07)	--
Net loss	$ (0.90)	$ (0.45)	$ (3.25)	$ (1.48)
Distribution per Series B unit	$ 0.70	$ --	$ 0.70	$ --

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited			Series A	Series B	Subtotal
	Partnership	General	Limited	Unit	Unit	Limited

Units

Partner

Partners

				Holders	Holders	Partners	Total

Partners’ (deficiency)
capital at
December 31, 2007	909,030.2	$(420)	$ 10,685	$ --	$ --	$10,685	$ 10,265

Net loss for the period
January 1, 2008 through
April 30, 2008	--	(6)	(628)	--	--	(628)	(634)

Partners’ (deficiency)
capital at
April 30, 2008	909,030.2	(426)	10,057	--	--	10,057	9,631

Allocation of Units
(Note A)	--	--	(10,057)	7,735	2,322	--	--

Distribution to partners	--	--	--	--	(640)	(640)	(640)

Net loss for the period
May 1, 2008 through
September 30, 2008	--	(24)	--	(794)	(1,535)	(2,329)	(2,353)

Partners’ (deficiency)
capital at
September 30, 2008	909,030.2	$(450)	$ --	$ 6,941	$ 147	$ 7,088	$ 6,638

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,987)	$(1,358)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,803	1,973
Amortization of mortgage premium	(44)	(82)
Amortization of loan costs	38	22
Casualty gain (loss)	(6)	3
Equity in loss from investments	11	5
Distribution in excess of investment	(33)	--
Impairment loss	1,215	--
Loss on early extinguishment of debt	111	18
Loss from sale of discontinued operations	69	--
Change in accounts:
Other assets	(17)	(86)
Accounts receivable	(39)	(35)
Accounts payable	247	117
Accrued property taxes	(275)	(231)
Due to affiliates	455	(21)
Tenant security deposit liabilities	(21)	31
Other liabilities	1	(28)
Net cash provided by operating activities	528	328

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	4,013	--
Property improvements and replacements	(3,238)	(635)
Distributions from affiliated partnership	33	--
Insurance proceeds received	3	25
Net withdrawals from restricted escrows	55	--
Net cash provided by (used in) investing activities	866	(610)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(697)	(757)
Repayment of mortgage notes payable	(2,822)	(5,482)
Proceeds from mortgage note payable	--	11,175
Prepayment penalties	(131)	(151)
Loan costs paid	(15)	(204)
Advances from affiliate	4,139	421
Distribution to partners	(640)	--
Repayment of advances from affiliate	(100)	(3,506)
Net cash (used in) provided by financing activities	(266)	1,496

Net increase in cash and cash equivalents	1,128	1,214
Cash and cash equivalents at beginning of period	454	474
Cash and cash equivalents at end of period	$ 1,582	$ 1,688
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,653	$ 2,197
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 107	$ 79

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $43,000 and $11,000 of improvements which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations and the assets and liabilities of Canyon Crest Apartments as of December 31, 2007 are reflected as held for sale due to its sale on August 1, 2008 (see Note F).

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $329,000 and $328,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $443,000 and $351,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties and loss from sale of discontinued operations. The portion of these reimbursements included in investment properties and loss from sale of discontinued operations for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $53,000 and $25,000, respectively. At September 30, 2008 and December 31, 2007, the Partnership owed approximately $718,000 and $410,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $4,139,000 and $421,000 during the nine months ended September 30, 2008 and 2007, respectively, to fund reconstruction related to the casualty at Glenbridge Manor Apartments, and operations, capital improvements, and real estate taxes at two of the investment properties. Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense was approximately $149,000 and $198,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Partnership repaid approximately $102,000 and $4,052,000 of principal and interest from proceeds from the sale of Canyon Crest Apartments and the refinancing of the mortgage encumbering Highcrest Townhomes, respectively. At September 30, 2008, approximately $4,186,000 in advances and accrued interest remain unpaid and are included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $116,000 to fund operations and capital improvements at Windemere Apartments.

In connection with the refinancing of Highcrest Townhomes on September 28, 2007, the Partnership paid the General Partner a fee of approximately $112,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the accompanying balance sheet and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $189,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $225,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	September 30, 2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	5

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	611
			$ 616

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2008, the Partnership received approximately $33,000 from one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the statement of operations. No such distributions were received during the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, the Partnership recognized equity in loss from the operating results of the investments of approximately $11,000 and $5,000, respectively.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines.  These two buildings, containing 20 units, the office, clubhouse and fitness center, have been evacuated. One building containing 12 units has been demolished, and the other building was partially demolished.  The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership intends to seek recovery of damages through insurance proceeds and/or recovery from responsible third parties, and at this time does not expect to record a loss from this event. During the nine months ended September 30, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction of which approximately $2,615,000 has been spent as of September 30, 2008. As a result of this project, construction period interest expense of approximately $108,000, construction period property tax expense of approximately $25,000 and construction period operating costs of approximately $2,000 have been capitalized during the nine months ended September 30, 2008. In addition, the Partnership received an advance of approximately $3,650,000 from AIMCO Properties, L.P. in order to expedite clean up and reconstruction of the property.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $500,000, including clean up costs of approximately $125,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In September 2008, Glenbridge Manor Apartments sustained minor damage from Hurricane Ike.  The clean up costs are currently estimated to be approximately $25,000. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the nine months ended September 30, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the nine months ended September 30, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

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

Note E – Mortgage Refinancing

On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $213,000, of which approximately $204,000 was incurred during the nine months ended September 30, 2007, and are included in other assets. During the nine months ended September 30, 2007, the Partnership recorded a loss on early extinguishment of debt of approximately $18,000, which is included in interest expense on the accompanying statements of operations, as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

Note F - Sale of Investment Property

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $3,882,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the nine months ended September 30, 2008. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty, partially offset by the write off of unamortized mortgage premium, which is included in loss from discontinued operations for the three and nine months ended September 30, 2008. The result of the property’s operations were losses of approximately $66,000 and $43,000 for the three months ended September 30, 2008 and 2007, respectively, and loss of approximately $223,000 and $146,000 for the nine months ended September 30, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $81,000 and $221,000 for the three months ended September 30, 2008 and 2007, respectively and approximately $547,000 and $648,000 for the nine months ended September 30, 2008 and 2007, respectively.

Note G – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Windemere Apartments (1)	94%	89%
Houston, Texas
Highcrest Townhomes	97%	96%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	89%	95%
Cincinnati, Ohio

(1)   The General Partner attributes the increase in occupancy at Windemere Apartments to competitive pricing and increased resident retention efforts.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $825,000 and $2,987,000, respectively.  The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $417,000 and $1,358,000, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations and the assets and liabilities of Canyon Crest Apartments as of December 31, 2007 are reflected as held for sale due to its sale on August 1, 2008.

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $3,882,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the nine months ended September 30, 2008. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty, partially offset by the write off of unamortized mortgage premium, which is included in loss from discontinued operations for the three and nine months ended September 30, 2008. The result of the property’s operations were losses of approximately $66,000 and $43,000 for the three months ended September 30, 2008 and 2007, respectively, and loss of approximately $223,000 and $146,000 for the nine months ended September 30, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $81,000 and $221,000 for the three months ended September 30, 2008 and 2007, respectively and approximately $547,000 and $648,000 for the nine months ended September 30, 2008 and 2007, respectively.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the nine months ended September 30, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the nine months ended September 30, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

The Partnership’s loss before discontinued operations for the three and nine months ended September 30, 2008 was approximately $579,000 and $1,369,000, respectively, compared to loss before discontinued operations of approximately $374,000 and $1,212,000, respectively, for the corresponding periods in 2007. The increase in loss before discontinued operations for the three months ended September 30, 2008 is due to an increase in total expenses. The increase in loss before discontinued operations for the nine months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for both periods due to increases in operating, interest and general and administrative expenses, partially offset by decreases in property tax and depreciation expenses. Operating expenses increased for both periods primarily due to increases in clean up costs related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, as discussed below, and contract services at Glenbridge Manor Apartments. Interest expense increased for both periods primarily due to the September 2007 refinancing of the mortgage encumbering Highcrest Townhomes, which resulted in a higher debt balance, partially offset by a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance in 2008 and an increase in capitalized interest at Glenbridge Manor Apartments.  Property tax expense decreased for both periods due to a decrease in the tax rate at Highcrest Townhomes and an increase in capitalized property taxes at Glenbridge Manor Apartments.  Depreciation expense decreased for both periods due to assets placed into service in previous years becoming fully depreciated at Highcrest Townhomes during the fourth quarter of 2007.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines.  These two buildings, containing 20 units, the office, clubhouse and fitness center, have been evacuated. One building containing 12 units has been demolished, and other building was partially demolished.  The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership intends to seek recovery of damages through insurance proceeds and/or recovery from responsible third parties, and at this time does not expect to record a loss from this event. During the nine months ended September 30, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction of which approximately $2,615,000 has been spent as of September 30, 2008. As a result of this project, construction period interest expense of approximately $108,000, construction period property tax expense of approximately $25,000 and construction period operating costs of approximately $2,000 have been capitalized during the nine months ended September 30, 2008. In addition, the Partnership received an advance of approximately $3,650,000 from AIMCO Properties, L.P. in order to expedite clean up and reconstruction of the property.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $500,000, including clean up costs of approximately $125,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In September 2008, Glenbridge Manor Apartments sustained minor damage from Hurricane Ike.  The clean up costs are currently estimated to be approximately $25,000. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

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

General and administrative expenses increased for both periods primarily due to an increase in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

Total revenues remained constant for the three months ended September 30, 2008, as both rental and other income remained relatively constant. Total revenues increased for the nine months ended September 30, 2008 due to an increase in other income.  Rental income remained relatively constant for the nine months ended September 30, 2008. Other income increased for the nine months ended September 30, 2008 due to increases in resident utility reimbursements at Windemere Apartments and Highcrest Townhomes and lease cancellation fees at Highcrest Townhomes and Glenbridge Manor Apartments.

The equity in loss from investment for the three and nine months ended September 30, 2008 and 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for under the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the nine months ended September 30, 2008, the Partnership received approximately $33,000 from one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the statement of operations. No such distributions were received during the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $1,582,000, compared to approximately $1,688,000 at September 30, 2007. The increase in cash and cash equivalents of approximately $1,128,000, from December 31, 2007, is due to approximately $866,000 and $528,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $266,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Canyon Crest Apartments, net withdrawals from restricted escrows, distributions received from an affiliated partnership and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Canyon Crest Apartments, principal payments made on the mortgages encumbering the Partnership’s investment properties, a distribution to partners, repayment of advances from AIMCO Properties, L.P., a prepayment penalty and loan costs paid, partially offset by advances from AIMCO Properties, L.P.  The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $4,139,000 and $421,000 during the nine months ended September 30, 2008 and 2007, respectively, to fund reconstruction related to the casualty at Glenbridge Manor Apartments and operations, capital improvements, and real estate taxes at two of the investment properties. Interest is charged at the prime rate plus 2% (7.00% at September 30, 2008). Interest expense was approximately $149,000 and $198,000 for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Partnership repaid approximately $102,000 and $4,052,000 of principal and interest from proceeds from the sale of Canyon Crest Apartments and the refinancing of the mortgage encumbering Highcrest Townhomes, respectively. At September 30, 2008, approximately $4,186,000 in advances and accrued interest remain unpaid and are included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $116,000 to fund operations and capital improvements at Windemere Apartments.

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

Canyon Crest Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $168,000 of capital improvements at Canyon Crest Apartments, consisting primarily of interior improvements, recreational facility upgrades, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from replacement reserves, operations and insurance proceeds. The Partnership sold Canyon Crest Apartments to third parties on August 1, 2008.

Windemere Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $230,000 of capital improvements at Windemere Apartments, consisting primarily of structural upgrades, kitchen and bath upgrades and floor covering replacement. These improvements were funded from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Highcrest Townhomes

During the nine months ended September 30, 2008, the Partnership completed approximately $152,000 of capital improvements at Highcrest Townhomes, consisting primarily of water and sewer upgrades, structural upgrades, and HVAC and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $2,752,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of structural improvements, floor covering replacement, construction related to the casualty discussed above, and the capitalization of construction period interest of approximately $108,000, property taxes of approximately $25,000 and operating costs of approximately $2,000. These improvements were funded from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to continue reconstruction resulting from the casualty discussed above. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018. Total capitalized loan costs associated with the new mortgage were approximately $213,000, of which approximately $204,000 was incurred during the nine months ended September 30, 2007, and are included in other assets. During the nine months ended September 30, 2007, the Partnership recorded a loss on early extinguishment of debt of approximately $18,000, which is included in interest expense on the accompanying statements of operations, as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage indebtedness encumbering Windemere Apartments of approximately $4,827,000 is being amortized over 240 months and requires a balloon payment of approximately $4,189,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,402,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts to the Series B unit holders during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

		Per		Per Limited

	Nine months ended	Series B	Nine months ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Sales (1)	$ 640	$ 0.70	$ --	$ --

(1)   Proceeds from the August 2008 sale of Canyon Crest Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,169.95 Series A and Series B limited partnership units (the "Units") in the Partnership representing 63.16% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: November 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2008	By: /s/Stephen B. Waters
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