Form 10-K
period 2008-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2009-03-31
CIK 719184

                                             UNITED STATES

                                  SECURITIES AND EXCHANGE COMMISSION

                                        WASHINGTON, D.C. 20549

                                               Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 2008

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

                   Registrant's telephone number, including area code (864) 239-1000

                      Securities registered pursuant to Section 12(b) of the Act:

                                                 None

                      Securities registered pursuant to Section 12(g) of the Act:

                                       Limited Partnership Units

                                           (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Item 1.     Business

Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 135.40 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

Upon the Partnership's formation in 1983, Consolidated Capital Equities Corporation (“CCEC”), a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership currently owns and operates three residential investment properties. The Partnership sold one investment property, Canyon Crest Apartments, to a third party on August 1, 2008. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date.

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

From and after the Establishment Date, the Series B Units will be entitled to all of the Partnership’s membership interest in Canyon Crest, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”), including, but not limited to, all profits, losses and distributions from Canyon Crest Apartments. The Series B Units were dissolved during December 2008, upon the dissolution of the remaining assets and liabilities of Canyon Crest Apartments.

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

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

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One building containing 12 units has been demolished, and another building was partially demolished. The Partnership currently plans to reconstruct these units.

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $4,013,000 after payment of closing costs. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a loss of approximately $69,000. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty of approximately $131,000, partially offset by the write off of the unamortized mortgage premium.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Highcrest
Townhomes	$13,453	$ 3,844	5-30 yrs	S/L	$10,120
Windemere
Apartments	11,183	2,189	5-30 yrs	S/L	9,094
Glenbridge Manor
Apartments	34,712	6,270	5-30 yrs	S/L	27,740
Totals	$59,348	$12,303			$46,954

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2008	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Highcrest Townhomes	$11,007	6.17%	30 yrs	10/01/17	$ 9,414
Windemere Apartments	4,656	7.83%	20 yrs	11/01/10	4,189
Glenbridge Manor
Apartments	19,283	5.65%	25 yrs	12/15/13	16,566
	34,946
Mortgage premium, net	100
Total	$35,046				$30,169

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable" to the financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

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

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2008 and 2007 for each property are as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Properties	2008	2007	2008	2007

Highcrest Townhomes	$12,452	$12,094	97%	97%
Windemere Apartments (1)	6,686	6,822	94%	91%
Glenbridge Manor Apartments (2)	13,139	13,128	90%	96%

(1)   The General Partner attributes the increase in occupancy at Windemere Apartments to competitive pricing and increased resident retention efforts.

(2)   The General Partner attributes the decrease in occupancy at Glenbridge Manor Apartments to 17 units unavailable for lease as a result of the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As noted under "Item 1. Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both Highcrest Townhomes and Windemere Apartments are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)

Highcrest Townhomes	$279	6.97%
Windemere Apartments	201	2.70%
Glenbridge Manor Apartments	505	6.58%

Capital Improvements

Canyon Crest Apartments

During the year ended December 31, 2008, the Partnership completed approximately $168,000 of capital improvements at Canyon Crest Apartments, consisting primarily of interior improvements, recreational facility upgrades, floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from replacement reserves, operations and insurance proceeds. The Partnership sold Canyon Crest Apartments to a third party on August 1, 2008.

Highcrest Townhomes

During the year ended December 31, 2008 the Partnership completed approximately $186,000 of capital improvements at Highcrest Townhomes, consisting primarily of water and sewer upgrades, structural upgrades, and HVAC and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property

Windemere Apartments

During the year ended December 31, 2008, the Partnership completed approximately $1,348,000 of capital improvements at Windemere Apartments, consisting primarily of structural upgrades, sidewalk resurfacing, kitchen and bath upgrades, hand rails, exterior improvements, floor covering replacement and construction related to the casualty discussed in “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves, anticipated insurance proceeds and anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the year ended December 31, 2008, the Partnership completed approximately $3,722,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of structural improvements, appliance and floor covering replacements, construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the capitalization of construction period interest of approximately $158,000, property taxes of approximately $26,000 and operating costs of approximately $4,000. These improvements were funded from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to continue reconstruction resulting from the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 15,221 holders of record owning an aggregate of 908,998.20 Units. Affiliates of the General Partner owned 574,430.95 Units or approximately 63.19% of the outstanding Units at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts to the Series B unit holders during the years ended December 30, 2008 and 2007 (in thousands, except per unit data):

		Per		Per Limited
	Year ended	Series B	Year ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ 802	$ 0.88	$ --	$ --

(1)   Proceeds from the August 2008 sale of Canyon Crest Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,430.95 Units in the Partnership representing 63.19% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the  year ended December 31, 2008 was approximately $4,055,000, compared to a net loss of approximately $1,599,000 for the year ended December 31, 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007 has been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations and the assets and liabilities of Canyon Crest Apartments as of December 31, 2007 are reflected as held for sale due to its sale on August 1, 2008.

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $4,013,000 after payment of closing costs. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the year ended December 31, 2008. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty of approximately $131,000, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations for the year ended December 31, 2008. The results of the property’s operations were losses of approximately $223,000 and $238,000 for the years ended December 31, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $547,000 and $879,000 for the years ended December 31, 2008 and 2007, respectively.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the year ended December 31, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the year ended December 31, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

The Partnership’s loss before discontinued operations for the year ended December 31, 2008 was approximately $2,437,000, compared to loss before discontinued operations of approximately $1,361,000 for the year ended December 31, 2007. The increase in loss before discontinued operations is due to increases in total expenses and equity in loss from investments and decreases in total revenues and distributions in excess of investments in affiliated partnerships.

Total expenses increased due to increases in operating, interest, and general and administrative expenses, partially offset by decreases in depreciation and property tax expenses. Operating expenses increased primarily due to increases in clean up costs related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, as discussed below, and legal fees associated with the casualty at Glenbridge Manor Apartments. Interest expense increased primarily due to the September 2007 refinancing of the mortgage encumbering Highcrest Townhomes, which resulted in a higher average debt balance, and an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding advance balance in 2008, partially offset by an increase in capitalized interest at Glenbridge Manor Apartments.  Property tax expense decreased due to decreases in the tax rates at Highcrest Townhomes and Glenbridge Manor Apartments, the assessed value of Windemere Apartments and an increase in capitalized property taxes at Glenbridge Manor Apartments.  Depreciation expense decreased due to assets placed into service in previous years becoming fully depreciated at Highcrest Townhomes during the fourth quarter of 2007.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines.  These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One building containing 12 units has been demolished, and another building was partially demolished. The Partnership currently plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership intends to seek recovery of damages through insurance proceeds and/or recovery from responsible third parties, and at this time does not expect to record a loss from this event. During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, of which approximately $2,789,000 has been spent as of December 31, 2008. As a result of this project, construction period interest expense of approximately $158,000, construction period property tax expense of approximately $26,000 and construction period operating costs of approximately $4,000 have been capitalized during the year ended December 31, 2008. In addition, the Partnership received an advance of approximately $3,650,000 from AIMCO Properties, L.P. in order to expedite clean up and reconstruction of the property.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $1,292,000, including clean up costs of approximately $634,000. During the year ended December 31, 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2008, the estimated clean up costs are included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $772,000 to cover the damages and clean up costs.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe, which are included in operating expenses, causing damage to 3 units. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $13,000 to cover the damages. The Partnership does not expect to recognize a loss from this event.

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

General and administrative expenses increased primarily due to an increase in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to decreases in the average rental rate at Windemere Apartments and occupancy at Glenbridge, partially offset by an increase in occupancy at Windemere and the average rental rate at Highcrest Townhomes.

The equity in loss from investment for the years ended December 31, 2008 and 2007 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for under the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the years ended December 31, 2008 and 2007, the Partnership received approximately $33,000 and $98,000, respectively, from one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the statements of operations.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $1,021,000, compared to approximately $454,000 at December 31, 2007. The increase in cash and cash equivalents of approximately $567,000 is due to approximately $893,000 and $383,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $709,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by the repayment of the mortgage encumbering Canyon Crest Apartments, principal payments made on the mortgages encumbering the Partnership’s investment properties, distributions to partners, repayment of advances from AIMCO Properties, L.P., a prepayment penalty and loan costs paid.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net proceeds from the sale of Canyon Crest Apartments, net withdrawals from restricted escrows, a distribution received from an affiliated partnership and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $5,683,000 and $421,000 during the years ended December 31, 2008 and 2007, respectively, to fund reconstruction related to the casualties at Windemere and Glenbridge Manor Apartments and operations, capital improvements, and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2008 ranged from 6.00% to 11.56%. Interest expense was approximately $276,000 and $199,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $102,000 and $4,192,000 of principal and interest from proceeds from the sale of Canyon Crest Apartments and the refinancing of the mortgage encumbering Highcrest Townhomes, respectively. At December 31, 2008, approximately $5,857,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $314,000 to fund reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership expects to continue reconstruction resulting from the casualty at Glenbridge Manor Apartments, as discussed above. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves, anticipated insurance proceeds and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, anticipated insurance proceeds or advances from AIMCO Properties, L.P., an affiliate of the General Partner, although AIMCO Properties, L.P. is not required to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership.  On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000.  The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $213,000 and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. During the year ended December 31, 2007, the Partnership recorded a loss on early extinguishment of debt of approximately $18,000, which is included in interest expense, as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage indebtedness encumbering Windemere Apartments of approximately $4,656,000 is being amortized over 240 months and requires a balloon payment of approximately $4,189,000 in 2010. The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,283,000 is being amortized over 300 months and requires a balloon payment of approximately $16,566,000 in 2013. The General Partner will attempt to refinance such indebtedness and or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts to the Series B unit holders during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per		Per Limited
	Year ended	Series B	Year ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ 802	$ 0.88	$ --	$ --

(1)   Proceeds from the August 2008 sale of Canyon Crest Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,430.95 Units in the Partnership representing 63.19% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data”. The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its  significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2, LP as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2, LP at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2009

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 1,021	$ 454
Receivables and deposits	590	173
Other assets	464	560
Restricted escrows	36	--
Investment in affiliated partnerships (Note E)	566	627
Investment properties (Notes B, D and G):
Land	9,912	9,912
Buildings and related personal property	49,436	44,725
	59,348	54,637
Less accumulated depreciation	(12,303)	(10,311)
	47,045	44,326
Assets held for sale (Notes A and H)	--	5,405
	$ 49,722	$ 51,545

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 1,012	$ 221
Tenant security deposit liabilities	152	152
Distributions payable	141	141
Due to affiliates (Note C)	6,680	410
Accrued property taxes	1,007	1,021
Other liabilities	276	382
Mortgage notes payable (Note B)	35,046	35,935
Liabilities related to assets held for sale
(Notes A and H)	--	3,018
	44,314	41,280

Partners' (Deficiency) Capital
General partner	(460)	(420)
Limited partners (908,998.20 Series A units issued
and outstanding)	5,868	10,685
	5,408	10,265
	$ 49,722	$ 51,545

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2008	2007
Revenues:		(Restated)
Rental income	$ 7,106	$ 7,169
Other income	906	913
Total revenues	8,012	8,082

Expenses:
Operating	4,373	3,389
General and administrative	711	652
Depreciation	2,102	2,299
Interest	2,272	2,166
Property taxes	963	1,030
Total expenses	10,421	9,536

Loss before discontinued operations, equity in loss
from investments and distributions in excess of
investment	(2,409)	(1,454)
Equity in loss from investments (Note E)	(61)	(5)
Distributions in excess of investment (Note E)	33	98
Loss before discontinued operations	(2,437)	(1,361)
Loss from discontinued operations (Notes A and H)	(1,549)	(238)
Loss from sale of discontinued operations (Note H)	(69)	--
Net loss (Note F)	$(4,055)	$(1,599)

Net loss allocated to general partner	$ (40)	$ (16)
Net loss allocated to limited partners	(628)	(1,583)
Net loss allocated to Series A unit holders	(1,867)	--
Net loss allocated to Series B unit holders	(1,520)	--

	$(4,055)	$(1,599)

Per limited partnership unit:
Loss before discontinued operations	$ (0.56)	$ (1.48)
(Series A) (Note A)	(2.06)	--
(Series B) (Note A)	(0.04)	--
Loss from discontinued operations	(0.13)	--
Loss from discontinued operations (Series B)	(1.56)	(0.26)
Loss from sale of discontinued operations (Series B)	(0.07)	--
Net loss	$ (4.42)	$ (1.74)
Distributions per Series B unit	$ 0.88	$ --

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                          (in thousands, except unit data)

	Limited			Series A	Series B	Subtotal
	Partnership	General	Limited	Unit	Unit	Limited

Units

Partner

Partners

				Holders	Holders	Partners	Total

Partners’ (deficiency)

capital at

December 31, 2006

909,053.3

$(404)

$12,268

				$ --	$ --	$12,268	$11,864

Abandonment of Units

(Note A)

    (23.1)

 --

    --

				--	--	--	--

Net loss for the year

ended December 31,

2007

       --

 (16)

 (1,583)

				--	--	(1,583)	(1,599)

Partners’ (deficiency)
capital at
December 31, 2007	909,030.2	(420)	10,685	--	--	10,685	10,265

Net loss for the
period
January 1, 2008
through
April 30, 2008	--	(6)	(628)	--	--	(628)	(634)

Partners’ (deficiency)
capital at
April 30, 2008	909,030.2	(426)	10,057	--	--	10,057	9,631

Allocation of Units
(Note A)	--	--	(10,057)	7,735	2,322	--	--

Distributions to
partners	--	--	--	--	(802)	(802)	(802)

Abandonment of Units
(Note A)	(32)	--	--	--	--	--	--

Net loss for the
period
May 1, 2008 through
December 31, 2008	--	(34)	--	(1,867)	(1,520)	(3,387)	(3,421)

Partners’ (deficiency)
capital at
December 31, 2008	908,998.20	$(460)	$ --	$ 5,868	$ --	$ 5,868	$ 5,408

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,

	2008	2007

Cash flows from operating activities:
Net loss	$(4,055)	$(1,599)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	2,292	2,587
Amortization of mortgage premiums	(57)	(97)
Amortization of loan costs	56	35
Casualty gain (loss)	(6)	5
Loss on early extinguishment of debt	111	18
Distributions in excess of investment	(33)	(98)
Impairment loss	1,215	--
Loss from sale of discontinued operations	69	--
Equity in loss from investments	61	5
Change in accounts:
Other assets	55	18
Receivables and deposits	38	(55)
Accounts payable	168	104
Accrued property taxes	(57)	4
Due to affiliates	687	(1,196)
Tenant security deposit liabilities	(28)	32
Other liabilities	(133)	88
Net cash provided by (used in) operating activities	383	(149)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	4,013	--
Property improvements and replacements	(4,801)	(1,157)
Insurance proceeds received	3	37
Distributions from affiliated partnership	33	106
Net withdrawals from (deposits to) restricted escrows	43	(1)
Net cash used in investing activities	(709)	(1,015)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(920)	(979)
Repayment of mortgage notes payable	(2,822)	(5,482)
Proceeds from mortgage note payable	--	11,175
Prepayment penalties	(131)	(151)
Loan costs paid	(15)	(213)
Distributions to partners	(802)	--
Advances from affiliate	5,683	421
Repayment of advances from affiliate	(100)	(3,627)
Net cash provided by financing activities	893	1,144

Net increase (decrease) in cash and cash equivalents	567	(20)
Cash and cash equivalents at beginning of year	454	474
Cash and cash equivalents at end of year	$ 1,021	$ 454
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,188	$ 2,757
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 666	$ 43

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $11,000 of improvements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983. Upon the Partnership's formation in 1983, Consolidated Capital Equities Corporation, (“CCEC”), a Colorado corporation, was the corporate general partner.  In December 1988, CCEC filed for reorganization under Chapter 11.  In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships.  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership commenced operations on July 22, 1983.  The Partnership currently owns and operates three residential investment properties, one each located in Illinois, Texas and Ohio.

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

From and after the Establishment Date, the Series B Units will be entitled to all of the Partnership’s membership interest in Canyon Crest, L.L.C., a Delaware limited liability company (the “Series B Subsidiary”), including, but not limited to, all profits, losses and distributions from Canyon Crest Apartments. The Series B Units were dissolved during December 2008, upon the dissolution of the remaining assets and liabilities of Canyon Crest Apartments.

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the statement of operations for the year ended December 31, 2007 has been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations and the assets and liabilities of Canyon Crest Apartments as of December 31, 2007 are reflected as held for sale due to its sale on August 1, 2008 (see Note H).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007

Revenues	$ 547	$ 879
Expenses	(770)	(1,117)
Impairment loss	(1,215)	--
Loss on early extinguishment of debt	(111)	--
Loss from discontinued operations	$ (1,549)	$ (238)

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $905,000 and $339,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2008, approximately $26,000 of replacement reserves is on deposit with the mortgage holder of Windemere Apartments and approximately $10,000 of renovation funds is on deposit with the mortgage holder of Glenbridge Manor Apartments. At December 31, 2007, approximately $79,000 of replacement reserves was on deposit with the mortgage holder of Canyon Crest Apartments, which is included in assets held for sale.

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

Abandoned Units: During 2008 and 2007, the number of limited partnership units (the “Units”) decreased by 32.0 and 23.1 Units, respectively, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit: Net loss per Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 909,030.2 and 909,053.3 units outstanding for 2008 and 2007, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment properties:Investment properties consist of three apartment complexes and are stated at fair market value at the time of the foreclosure.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2008 and 2007, the Partnership capitalized approximately $170,000 and $15,000, respectively, of interest, approximately $28,000 and $5,000, respectively, of real estate taxes, and approximately $4,000 and $2,000, respectively, of operating costs. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As discussed in “Note H – Sale of Investment Property”, the Partnership recorded an impairment loss of approximately $1,215,000 related to its investment in Canyon Crest Apartments during the year ended December 31, 2008. This amount is included in loss from discontinued operations. No adjustments for impairment of value were necessary for the year ended December 31, 2007.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $194,000 and $209,000 for the years ended December 31, 2008 and 2007, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Deferred Costs: Loan costs of approximately $521,000 and $506,000 at December 31, 2008 and 2007, respectively, less accumulated amortization of approximately $177,000 and $121,000, respectively, are included in other assets and assets held for sale. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately$56,000 and $35,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $56,000 for each of the years 2009 through 2012 and approximately $42,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

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

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107. The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due at
	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)
Properties
Highcrest Townhomes	$11,007	$11,153	$ 68	6.17%	10/01/17	$ 9,414
Windemere Apartments	4,656	4,883	50	7.83%	11/01/10	4,189
Glenbridge Manor
Apartments	19,283	19,749	131	5.65%	12/15/13	16,566
	34,946	35,785
Mortgage premiums, net	100	150
Total	$35,046	$35,935	$ 249			$30,169

On September 28, 2007, the Partnership refinanced the mortgage debt encumbering Highcrest Townhomes. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of approximately $5,482,000, with a new mortgage loan in the principal amount of $11,175,000. The new mortgage loan bears interest at 6.17% per annum and requires monthly payments of principal and interest of approximately $68,000 beginning on November 1, 2007 through the October 1, 2017 maturity date, with a balloon payment of approximately $9,414,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to October 1, 2018.  Total capitalized loan costs associated with the new mortgage were approximately $213,000 and are included in other assets. During the year ended December 31, 2007, the Partnership recorded a loss on early extinguishment of debt of approximately $18,000, which is included in interest expense on the accompanying statements of operations, as a result of a prepayment penalty paid, partially offset by the write off of the unamortized mortgage premium. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage notes payable are fixed rate mortgages that are nonrecourse and are secured by a pledge of the Partnership’s investment properties and by pledge of revenues from the respective investment properties. The mortgage notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

The mortgage premiums of approximately $100,000 and $177,000 at December 31, 2008 and 2007, respectively, are net of accumulated amortization of approximately $262,000 and $265,000, respectively. The mortgage premium is being amortized over the remaining life of the loan. Amortization of the mortgage premium is included in interest expense and loss from discontinued operations in the statements of operations.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

	Mortgage
	Notes	Premiums	Total

2009	$ 871	$ 53	$ 924
2010	5,083	47	5,130
2011	714	--	714
2012	756	--	756
2013	17,314	--	17,314
Thereafter	10,208	--	10,208
	$34,946	$ 100	$35,046

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $427,000 and $445,000, for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $651,000 and $525,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties and loss from sale of discontinued operations. The portion of these reimbursements included in investment properties and loss from sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $138,000 and $75,000, respectively. At December 31, 2008 and 2007, the Partnership owed approximately $823,000 and $410,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $5,683,000 and $421,000 during the years ended December 31, 2008 and 2007, respectively, to fund reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations, capital improvements, and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2008 ranged from 6.00% to 11.56%. Interest expense was approximately $276,000 and $199,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $102,000 and $4,192,000 of principal and interest from proceeds from the sale of Canyon Crest Apartments and the refinancing of the mortgage encumbering Highcrest Townhomes, respectively. At December 31, 2008, approximately $5,857,000 of advances and accrued interest remain unpaid and are included in due to affiliates. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $314,000 to fund reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments.

In connection with the September 2007 refinancing of the mortgage encumbering Highcrest Townhomes, the Partnership paid the General Partner a fee of approximately $112,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $181,000 and $225,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,430.95 Units in the Partnership representing 63.19% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Highcrest Townhomes	$11,007	$ 3,660	$ 8,540	$ 1,253
Windemere Apartments	4,656	1,955	7,445	1,783
Glenbridge Manor Apartments	19,283	4,335	24,269	6,108

	34,946
Mortgage Premium	100

Totals	$35,046	$ 9,950	$40,254	$ 9,144

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life

Highcrest
Townhomes	$ 3,660	$ 9,793	$13,453	$ 3,844	1968	08/22/02	5-30 yrs
Windemere
Apartments	1,955	9,228	11,183	2,189	1982	08/28/02	5-30 yrs
Glenbridge Manor
Apartments	4,297	30,415	34,712	6,270	2003	09/01/03	5-30 yrs

Totals	$ 9,912	$49,436	$59,348	$12,303

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$61,163	$60,033
Property improvements	5,424	1,189
Saleof investment property	(5,493)	--
Impairment loss	(1,215)	--
Disposal of assets	(531)	(59)
Balance at end of year	$59,348	$61,163

Accumulated Depreciation
Balance at beginning of year	$11,540	$ 8,961
Additions charged to expense	2,292	2,587
Saleof investment property	(1,421)	--
Disposal of assets	(108)	(8)
Balance at end of year	$12,303	$11,540

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2008 and 2007 is approximately $59,558,000 and $61,176,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $12,604,000 and $12,005,000, respectively.

Note E - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance At December 31,
		Ownership
Partnership	Type of Ownership	Percentage	2008	2007
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	3	17
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	563	610
			$ 566	$ 627

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the year ended December 31, 2008, the Partnership received approximately $33,000 of distributions from one of its affiliated partnerships, Consolidated Capital Growth Fund, all of which was recognized as income on the accompanying statements of operations. During the year ended December 31, 2007 the Partnership received approximately $106,000 of distributions from refinancing of one of its affiliated partnerships, Consolidated Capital Growth Fund, approximately $98,000 of which was recognized as income on the accompanying statements of operations. During the years ended December 31, 2008 and 2007, the Partnership recognized approximately $61,000 and $5,000, respectively, in equity in loss from investments related to its allocated share of the loss from two of the affiliated partnerships. Subsequent to December 31, 2008, one of its affiliated partnerships, Consolidated Capital Growth Fund, declared a distribution of approximately $8,100,000 from sale proceeds, of which the Partnership’s share is approximately $452,000.

Note F - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	2008	2007

Net loss as reported	$(4,055)	$(1,599)
(Deduct) Add:
Depreciation differences	6	(7)
Change in prepaid rental	1	49
Casualty gain	(5)	4
Other	1,323	116

Federal taxable loss	$(2,730)	$(1,437)

Federal taxable loss	$ --
Federal taxable loss allocated to
Series A unit holders	(1,512)
Federal taxable loss allocated to
Series B unit holders	(1,218)
	$(2,730)

Per limited partnership unit:
Federal taxable loss	$ --	$ (1.56)
Federal taxable loss allocated to
Series A unit holders	(1.65)	--
Federal taxable loss allocated to
Series B unit holders	(1.33)	--
Federal taxable loss	$ (2.98)	$ (1.56)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

	2008	2007
Net assets as reported	$ 5,408	$10,265
Building and land	210	13
Accumulated depreciation	(301)	(465)
Syndication fees	25,796	25,796
Other	3,541	2,578
Net assets - tax basis	$34,654	$38,187

For 2008, the net assets are allocated to the Series A unit holders, as the Series B units were dissolved during 2008.

Note G - Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated.

One building containing 12 units has been demolished, and another building was partially demolished. The Partnership plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages has not presently been determined; however, the Partnership intends to seek recovery of damages through insurance proceeds and/or recovery from responsible third parties, and at this time does not expect to record a loss from this event. During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, of which approximately $2,789,000 has been spent as of December 31, 2008. As a result of this project, construction period interest expense of approximately $158,000, construction period property tax expense of approximately $26,000 and construction period operating costs of approximately $4,000 have been capitalized during the year ended December 31, 2008. In addition, the Partnership received an advance of approximately $3,650,000 from AIMCO Properties, L.P. in order to expedite clean up and reconstruction of the property.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $1,292,000, including clean up costs of approximately $634,000. During the year ended December 31, 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2008, the estimated clean up costs are included in operating expenses. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $772,000 to cover the damages and clean up costs.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe which are included in operating expenses, causing damage to 3 units. Subsequent to December 31, 2008, the Partnership received insurance proceeds of approximately $13,000 to cover the damages. The Partnership does not expect to recognize a loss from this event.

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

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the year ended December 31, 2008, the Partnership received insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the year ended December 31, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

Note H - Sale of Investment Property

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $4,013,000 after payment of closing costs. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the year ended December 31, 2008. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty of approximately $131,000, partially offset by the write off of the unamortized mortgage premium, which is included in loss from discontinued operations for the year ended December 31, 2008. The results of the property’s operations were losses of approximately $223,000 and $238,000 for the years ended December 31, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $547,000 and $879,000 for the years ended December 31, 2008 and 2007, respectively.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Registrant has no directors or officers. The General Partner is ConCap Equities, Inc. (“CEI”). The names and ages of, as well as the position and offices held by the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2008:

Entity	Number of Units	Percentage
Reedy River Properties
(an affiliate of AIMCO)	168,736.50	18.56%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	320,935.15	35.30%
CooperRiverProperties, LLC
(an affiliate of AIMCO)	67,518.70	7.43%

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $427,000 and $445,000, for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $651,000 and $525,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties and loss from sale of discontinued operations on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties and loss from sale of discontinued operations for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $138,000 and $75,000, respectively. At December 31, 2008 and 2007, the Partnership owed approximately $823,000 and $410,000, respectively, for accountable administrative expenses, which is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $5,683,000 and $421,000 during the years ended December 31, 2008 and 2007, respectively, to fund reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations, capital improvements, and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2008 ranged from 6.00% to 11.56%. Interest expense was approximately $276,000 and $199,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008 and 2007, the Partnership repaid approximately $102,000 and $4,192,000 of principal and interest from proceeds from the sale of Canyon Crest Apartments and the refinancing of the mortgage encumbering Highcrest Townhomes, respectively. At December 31, 2008, approximately $5,857,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or associated accrued interest at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $314,000 to fund reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments.

In connection with the September 2007 refinancing of the mortgage encumbering Highcrest Townhomes, the Partnership paid the General Partner a fee of approximately $112,000 pursuant to the Partnership Agreement. This fee was capitalized, is included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data” and is being amortized over the life of the loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $181,000 and $225,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,430.95 Units in the Partnership representing 63.19% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $67,000 and $58,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $23,000 and $18,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 31, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
Stephen B. Waters

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

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

3.5           Eighth Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated December 30, 2008.

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