Form 10-Q
period 2009-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2009-05-15
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 545	$ 1,021
Receivables and deposits	1,970	590
Other assets	766	464
Restricted escrows	796	36
Investment in affiliated partnerships (Note C)	548	566
Investment properties:
Land	9,912	9,912
Buildings and related personal property	46,740	49,436
	56,652	59,348
Less accumulated depreciation	(12,503)	(12,303)
	44,149	47,045
	$ 48,774	$ 49,722

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 616	$ 1,012
Tenant security deposit liabilities	156	152
Distributions payable	141	141
Due to affiliates (Note B)	7,038	6,680
Accrued property taxes	820	1,007
Other liabilities	324	276
Mortgage notes payable	34,829	35,046
	43,924	44,314

Partners' (Deficiency) Capital
General partner	(466)	(460)
Limited partners (908,998.20 Series A units issued
and outstanding)	5,316	5,868
	4,850	5,408
	$ 48,774	$ 49,722

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$1,751	$1,767
Other income	259	256
Total revenues	2,010	2,023

Expenses:
Operating	731	858
General and administrative	153	174
Depreciation	487	534
Interest	626	546
Property taxes	270	275
Total expenses	2,267	2,387

Loss before discontinued operations, casualty gain,
impairment loss, equity in loss from investments and
distributions in excess of investment	(257)	(364)
Casualty gain (Note D)	213	--
Equity in loss from investments (Note C)	(18)	(6)
Distributions received in excess of investment (Note C)	454	--
Impairment loss (Note E)	(950)	--
Loss from discontinued operations (Note A)	--	(76)
Net loss	$ (558)	$ (446)

Net loss allocated to general partner (1%)	$ (6)	$ (4)
Net loss allocated to limited partners (99%)	--	(442)
Net loss allocated to Series A unit holders (99%)	(552)	--

	$ (558)	$ (446)

Per limited partnership unit:
Loss before discontinued operations	$ --	$(0.41)
(Series A) (Note A)	(0.61)	--
Loss from discontinued operations	--	(0.08)
Net loss	$(0.61)	$(0.49)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited		Series A
	Partnership	General	Unit
	Units	Partner	Holders	Total

Partners’ (deficiency)
capital at December 31, 2008	908,998.20	$ (460)	$ 5,868	$ 5,408

Net loss for the three
months ended March 31, 2009	--	(6)	(552)	(558)

Partners’ (deficiency)
capital at March 31, 2009	909,998.20	$ (466)	$ 5,316	$ 4,850

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$ (558)	$ (446)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	487	615
Amortization of mortgage premiums	(13)	(15)
Amortization of loan costs	13	13
Casualty (gain) loss	(213)	2
Impairment loss	950	--
Distributions in excess of investment	(454)	--
Equity in loss from investments	18	6
Change in accounts:
Other assets	(315)	(124)
Receivables and deposits	(22)	(46)
Accounts payable	134	92
Accrued property taxes	(187)	(198)
Due to affiliates	35	133
Tenant security deposit liabilities	4	1
Other liabilities	48	32
Net cash (used in) provided by operating activities	(73)	65

Cash flows from investing activities:
Property improvements and replacements	(845)	(321)
Insurance proceeds received	--	3
Distributions from affiliated partnership	454	--
Net deposits to restricted escrows	(131)	(9)
Net cash used in investing activities	(522)	(327)

Cash flows from financing activities:
Advances from affiliate	323	196
Principal payments on mortgage notes payable	(204)	(236)
Net cash provided by (used in) financing activities	119	(40)

Net decrease in cash and cash equivalents	(476)	(302)
Cash and cash equivalents at beginning of period	1,021	454

Cash and cash equivalents at end of period	$ 545	$ 152

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 647	$ 594

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 136	$ 25
Insurance proceeds held on deposit with the mortgage
lender	$ 629	$ --

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $666,000 and $43,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008

Revenues	$ 234
Expenses	(310)
Loss from discontinued operations	$ (76)

Certain reclassifications were made to the 2008 balances to conform with the 2009 presentation.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $101,000 and $112,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $201,000 and $156,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $87,000 and $26,000, respectively. At March 31, 2009 and December 31, 2008, the Partnership owed approximately $937,000 and $823,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $323,000 and $196,000 during the three months ended March 31, 2009 and 2008, respectively, to fund reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2009 ranged from 5.25% to 12.06%. Interest expense was approximately $150,000 and $3,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership made a payment of accrued interest of approximately $229,000.  No payments were made during the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008, approximately $6,101,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $2,209,000 to fund reconstruction related to the casualty at Windemere Apartments and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments. In addition, the Partnership repaid approximately $4,100,000 of advances and related accrued interest from the receipt of insurance proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $186,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $181,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

		Ownership	Investment Balance at
Partnership	Type of Ownership	Percentage	March 31, 2009
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --

Consolidated Capital	Special Limited
Properties III	Partner	1.86%	1

Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	547
			$ 548

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2009 and 2008, the Partnership recognized equity in loss from the operating results of the investments of approximately $18,000 and $6,000, respectively. During the three months ended March 31, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund,  which is recognized as income on the accompanying statements of operations.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One of the buildings containing 12 units has been demolished, and another building was partially demolished. The Partnership plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages is estimated to be approximately $2,369,000, with estimated costs incurred related to demolition and reconstruction of approximately $3,833,000 and lost rents of approximately $138,000.  At this time, the Partnership does not expect to record a loss from this event. During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, of which approximately $2,929,000 has been spent as of March 31, 2009. As a result of this project, construction period interest expense of approximately $57,000, construction period property tax expense of approximately $1,000 and construction period operating costs of less than $1,000 have been capitalized during the three months ended March 31, 2009. During the three months ended March 31, 2009, the Partnership removed approximately $1,793,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. Subsequent to March 31, 2009, the Partnership received approximately $4,639,000 of insurance proceeds to cover the damages and approximately $138,000 to cover lost rents.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are approximately $1,263,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $629,000 to cover the damages and approximately $142,000 for clean up costs, which were held on deposit with the mortgage lender at March 31, 2009.  The Partnership recognized a casualty gain of approximately $213,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $416,000, which is a change of approximately $19,000 from the estimate removed as of December 31, 2008. For the three months ended March 31, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. Subsequent to March 31, 2009, the insurance proceeds were released to the Partnership.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the three months ended March 31, 2009, which are reflected as a reduction of operating expenses.

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

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the three months ended March 31, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the three months ended March 31, 2008 which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

Note E – Impairment

In May 2009, the Partnership entered into a sale contract with a third party relating to the sale of Windemere Apartments. The sale is expected to close during the third quarter of 2009. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $950,000, to write the property value down to the expected sale price, during the three months ended March 31, 2009.

Note F – Contingencies

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

Note G – Subsequent Event

On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Windemere Apartments	97%	96%
Houston, Texas
Highcrest Townhomes (1)	93%	98%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	91%	88%
Cincinnati, Ohio

(1)   The General Partner attributes the decrease in occupancy at Highcrest Townhomes to poor economic conditions in the local area.

(2)   The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to increased resident retention and competitive pricing efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $558,000, compared to a net loss of approximately $446,000 for the three months ended March 31, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008

Revenues	$ 234
Expenses	(310)
Loss from discontinued operations	$ (76)

The Partnership’s loss before discontinued operations was approximately $558,000 for the three months ended March 31, 2009, compared to loss before discontinued operations of approximately $370,000 for the three months ended March 31, 2008. The increase in loss before discontinued operations is due to the recognition of an impairment loss during 2009 and a decrease in total revenues partially offset by increases in distributions in excess of investments in affiliated partnerships, the recognition of casualty gains and a decrease in total expenses.

In May 2009, the Partnership entered into a sale contract with a third party relating to the sale of Windemere Apartments. The sale is expected to close during the third quarter of 2009. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $950,000, to write the property value down to the expected sale price, during the three months ended March 31, 2009.

The decrease in total revenues is due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to decreases in occupancy at Highcrest Townhomes and the average rental rate at Glenbridge Manor Apartments and an increase in bad debt expense at Highcrest Townhomes, partially offset by increases in occupancy at Windemere Apartments and Glenbridge Manor Apartments and the average rental rate at Windemere Apartments and Highcrest Townhomes.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. The two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One of the buildings containing 12 units has been demolished, and another building was partially demolished. The Partnership plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages is estimated to be approximately $2,369,000, with estimated costs incurred related to demolition and reconstruction of approximately $3,833,000 and lost rents of approximately $138,000. At this time, the Partnership does not expect to record a loss from this event. During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, of which approximately $2,929,000 has been spent as of March 31, 2009. As a result of this project, construction period interest expense of approximately $57,000, construction period property tax expense of approximately $1,000 and construction period operating costs of less than $1,000 have been capitalized during the three months ended March 31, 2009. During the three months ended March 31, 2009, the Partnership removed approximately $1,793,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. Subsequent to March 31, 2009, the Partnership received approximately $4,639,000 of insurance proceeds to cover the damages and approximately $138,000 to cover lost rents.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are approximately $1,263,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $629,000 to cover the damages and approximately $142,000 for clean up costs, which were held on deposit with the mortgage lender at March 31, 2009.  The Partnership recognized a casualty gain of approximately $213,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $416,000, which is a change of approximately $19,000 from the estimate removed as of December 31, 2008. For the three months ended March 31, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses. Subsequent to March 31, 2009, the insurance proceeds were released to the Partnership.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the three months ended March 31, 2009, which are reflected as a reduction of operating expenses.

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

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the three months ended March 31, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the three months ended March 31, 2008 which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

Total expenses decreased due to decreases in operating, depreciation and general and administrative expenses, partially offset by an increase in interest expense. Property tax expense remained relatively constant for the comparable periods. Operating expenses decreased primarily due to the receipt of insurance proceeds to cover the clean up costs related to Hurricane Ike at Windemere Apartments (as discussed above). The decrease in depreciation expense is primarily due to assets placed into service in previous years at Glenbridge Manor Apartments becoming fully depreciated during the fourth quarter of 2008. Interest expense increased due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding advance balance in 2009, partially offset by an increase in capitalized interest at Glenbridge Manor Apartments.

General and administrative expenses decreased primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

The equity in loss from investment for the three months ended March 31, 2009 and 2008 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the three months ended March 31, 2009, the Partnership received approximately $454,000 from one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the statements of operations. No such distributions were received during the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $545,000, compared to approximately $152,000 at March 31, 2008. The decrease in cash and cash equivalents of approximately $476,000, from December 31, 2008, is due to approximately $522,000 and $73,000 of cash used in investing and operating activities, respectively, partially offset by approximately $119,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows, partially offset by distributions received from an affiliated partnership. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $323,000 and $196,000 during the three months ended March 31, 2009 and 2008, respectively, to fund reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2009 ranged from 5.25% to 12.06%. Interest expense was approximately $150,000 and $3,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership made a payment of accrued interest of approximately $229,000. No payments were made during the three months ended March 31, 2008.  At March 31, 2009 and December 31, 2008, approximately $6,101,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $2,209,000 to fund reconstruction related to the casualty at Windemere Apartments and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments. In addition, the Partnership repaid approximately $4,100,000 of advances and related accrued interest from the receipt of insurance proceeds.

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

Windemere Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $142,000 of capital improvements at Windemere Apartments, consisting primarily of roof replacement, exterior improvements, floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations, replacement reserves and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves, insurance proceeds and anticipated cash flow generated by the property.

Highcrest Townhomes

During the three months ended March 31, 2009, the Partnership completed approximately $33,000 of capital improvements at Highcrest Townhomes, consisting primarily of water heater and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $140,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of construction related to the casualty discussed above, which included the capitalization of construction period interest of approximately $57,000, construction period real estate taxes of approximately $1,000 and construction period operating costs of less than $1,000. These improvements were funded from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to continue reconstruction resulting from the casualty discussed above. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Windemere Apartments of approximately $4,596,000 is being amortized over 240 months and requires a balloon payment of approximately $4,189,000 in 2010. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,984,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017.

The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $19,162,000 is being amortized over 300 months and requires a balloon payment in 2013. On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.20% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: May 15, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 15, 2009	By: /s/Stephen B. Waters
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

3.5           Eighth Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated December 30, 2008. (Incorporated by reference to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2008).

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

10.41         Purchase and Sale Contract between CCIP/2 Windemere, L.P., a Delaware limited partnership, and Derbyshire Investments Windemere, LLC, a Texas limited liability company, dated May 8, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 8, 2009).

10.42         First Amendment to Promissory Note between CCIP/2 Village Brooke, L.L.C., a Delaware limited liability company, and The Northwestern Mutual Life Insurance Company, a Wisconsin corporation, dated April 7, 2009.

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