Form 10-Q
period 2009-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2009-08-14
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 665	$ 1,021
Receivables and deposits	139	590
Other assets	676	464
Restricted escrows	977	36
Investment in affiliated partnerships (Note C)	515	566
Investment properties:
Land	9,912	9,912
Buildings and related personal property	47,162	49,436
	57,074	59,348
Less accumulated depreciation	(12,876)	(12,303)
	44,198	47,045
	$ 47,170	$ 49,722

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 312	$ 1,012
Tenant security deposit liabilities	157	152
Distributions payable	141	141
Due to affiliates (Note B)	5,857	6,680
Accrued property taxes	669	1,007
Other liabilities	292	276
Mortgage notes payable (Note F)	32,601	35,046
	40,029	44,314

Partners' (Deficiency) Capital
General partner	(443)	(460)
Limited partners (908,998.20 Series A units
issued and outstanding)	7,584	5,868
	7,141	5,408
	$ 47,170	$ 49,722

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,885	$ 1,738	$ 3,636	$ 3,505
Other income	185	214	444	470
Total revenues	2,070	1,952	4,080	3,975

Expenses:
Operating	966	882	1,697	1,740
General and administrative	113	168	266	342
Depreciation	487	536	974	1,070
Interest	740	543	1,366	1,089
Property taxes	265	240	535	515
Total expenses	2,571	2,369	4,838	4,756

Loss before discontinued operations,
casualty gain, impairment loss, equity
in loss from investments and
distribtuions in excess of investment	(501)	(417)	(758)	(781)
Casualty gain (Note D)	2,805	--	3,018	--
Equity in loss from investments (Note C)	(13)	(3)	(31)	(9)
Distributions received in excess of
investment (Note C)	--	--	454	--
Impairment loss (Note E)	--	--	(950)	--
Loss from discontinued operations (Note A)	--	(1,296)	--	(1,372)
Net income (loss)	$ 2,291	$(1,716)	$ 1,733	$(2,162)

Net income (loss) allocated to
general partner	$ 23	$ (17)	$ 17	$ (22)
Net loss allocated to limited
partners	--	(187)	--	(628)
Net income (loss) allocated to
Series A unit holders	2,268	(261)	1,716	(261)
Net loss allocated to Series B unit
holders	--	(1,251)	--	(1,251)

	$ 2,291	$(1,716)	$ 1,733	$(2,162)

Per limited partnership unit:
Income (loss) before discontinued operations	$ --	$ (0.16)	$ --	$ (0.56)
(Series A) (Note A)	2.50	(0.28)	1.89	(0.28)
(Series B) (Note A)	--	(0.02)	--	(0.02)
Loss from discontinued operations	--	(0.05)	--	(0.13)
Loss from discontinued operations (Series B)	--	(1.36)	--	(1.36)
Net income (loss)	$ 2.50	$ (1.87)	$ 1.89	$ (2.35)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited		Series A
	Partnership	General	Unit
	Units	Partner	Holders	Total

Partners’ (deficiency)
capital at December 31, 2008	908,998.20	$ (460)	$ 5,868	$ 5,408

Net income for the six
months ended June 30, 2009	--	17	1,716	1,733

Partners’ (deficiency)
capital at June 30, 2009	908,998.20	$ (443)	$ 7,584	$ 7,141

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$ 1,733	$(2,162)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	974	1,236
Amortization of mortgage premiums	(26)	(31)
Amortization of loan costs	27	26
Casualty gain	(3,018)	(6)
Impairment loss	950	1,215
Distributions in excess of investment	(454)	--
Equity in loss from investments	31	9
Change in accounts:
Other assets	(239)	(47)
Receivables and deposits	16	(1)
Accounts payable	(186)	99
Accrued property taxes	(338)	(359)
Due to affiliates	55	300
Tenant security deposit liabilities	5	1
Other liabilities	16	(56)
Net cash (used in) provided by operating activities	(454)	224

Cash flows from investing activities:
Property improvements and replacements	(1,427)	(1,843)
Insurance proceeds received	4,321	3
Distributions from affiliated partnerships	474	--
Net withdrawals from (deposits to) restricted escrows	27	(22)
Net cash provided by (used in) investing activities	3,395	(1,862)

Cash flows from financing activities:
Advances from affiliate	3,014	3,963
Repayment of advances from affiliate	(3,892)	--
Principal payments on mortgage notes payable	(2,419)	(476)
Net cash (used in) provided by financing activities	(3,297)	3,487

Net (decrease) increase in cash and cash equivalents	(356)	1,849
Cash and cash equivalents at beginning of period	1,021	454

Cash and cash equivalents at end of period	$ 665	$ 2,303

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,394	$ 1,149

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 152	$ 401

Insurance proceeds held on deposit with the mortgage lender	$ 968	$ --

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $666,000 and $43,000, respectively, of improvements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$ 232	$ 466
Expenses	(313)	(623)
Impairment loss	(1,215)	(1,215)
Loss from discontinued operations	$ (1,296)	$ (1,372)

Certain reclassifications were made to the 2008 balances to conform with the 2009 presentation.

Organization

On April 25, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Consolidated Capital Institutional Properties/2, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of March 19, 2008, by and between the California partnership and the Delaware partnership. All references herein to the Partnership shall mean Consolidated Capital Institutions Properties/2, a California limited partnership, for all periods prior to March 19, 2008 and Consolidated Capital Institutions Properties/2, LP, a Delaware limited partnership, for all periods from and after March 19, 2008.

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $196,000 and $222,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $238,000 and $296,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $104,000 and $37,000, respectively. At June 30, 2009 and December 31, 2008, the Partnership owed approximately $958,000 and $823,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,014,000 and $3,963,000 during the six months ended June 30, 2009 and 2008, respectively, to fund a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2009 ranged from 5.25% to 12.06%. Interest expense was approximately $308,000 and $42,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Partnership made payments of principal and accrued interest of approximately $4,280,000 from the receipt of insurance proceeds and cash from operations.  No payments were made during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, approximately $4,899,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2009, the Partnership repaid approximately $2,000,000 of advances and accrued interest from proceeds from the sale of Windemere Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $224,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $181,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance at
	Type of	Ownership	June 30,	December 31,
Partnership	Ownership	Percentage	2009	2008
			(in thousands)	(in thousands)
Consolidated	Special Limited
Capital
Growth Fund	Partner	0.40%	$ --	$ --

Consolidated	Special Limited
Capital
Properties III	Partner	1.86%	1	3

Consolidated	Special Limited
Capital
Properties IV	Partner	1.86%	514	563
			$ 515	$ 566

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the six months ended June 30, 2009 and 2008, the Partnership recognized equity in loss from the operating results of the investments of approximately $31,000 and $9,000, respectively. During the six months ended June 30, 2009, the Partnership received approximately $474,000 of distributions from sale proceeds of two of its affiliated partnerships, approximately $454,000 of which is recognized as income on the accompanying statements of operations.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One of the buildings containing 12 units has been demolished, and another building was partially demolished. The Partnership plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages is approximately $2,369,000, with costs incurred related to demolition and reconstruction of approximately $3,833,000 and lost rents of approximately $138,000.  During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, of which approximately $3,309,000 has been spent as of June 30, 2009. During the three and six months ended June 30, 2009, the Partnership received approximately $4,639,000 of insurance proceeds to cover the damages, approximately $968,000 of which was held on deposit with the mortgage lender at June 30, 2009 and approximately $138,000 to cover lost rents. During the three and six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated assets of approximately $1,841,000.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are approximately $1,284,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. Included in these amounts are approximately $16,000 and $117,000 to cover damages and clean up costs, respectively, which were received during the three months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which is a change of approximately $5,000 from the estimate removed as of December 31, 2008. For the six months ended June 30, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe, which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the six months ended June 30, 2009, which are reflected as a reduction of operating expenses.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the six months ended June 30, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the six months ended June 30, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

Note E – Impairments

In May 2009, the Partnership entered into a sale contract with a third party relating to the sale of Windemere Apartments. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continued to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the expected sale price during the six months ended June 30, 2009.  On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a total sales price of $8,077,000.  The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering Windemere Apartments.  The Partnership anticipates recognizing a loss, during the third quarter of 2009, of approximately $239,000 as a result of the sale.  In addition, the Partnership anticipates recognizing a loss on the early extinguishment of debt, during the third quarter of 2009, of approximately $173,000 as a result of a prepayment penalty of approximately $242,000, partially offset by the write off of unamortized mortgage premium of approximately $69,000.

In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000 related to Canyon Crest Apartments, to write the property value down to the expected sale price, during the three and six months ended June 30, 2008. This impairment loss is included in loss from discontinued operations for the three and six months ended June 30, 2008.

Note F – Modification of Mortgage Note Payable

On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of approximately $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date.

Note G – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009 the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Windemere Apartments	96%	95%
Houston, Texas
Highcrest Townhomes (1)	91%	97%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	92%	88%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2009 was approximately $2,291,000 and $1,733,000, respectively, compared to net losses of approximately $1,716,000 and $2,162,000, respectively, for the three and six months ended June 30, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$ 232	$ 466
Expenses	(313)	(623)
Impairment loss	(1,215)	(1,215)
Loss from discontinued operations	$ (1,296)	$ (1,372)

The Partnership’s income before discontinued operations for the three and six months ended June 30, 2009 was approximately $2,291,000 and $1,733,000, respectively, compared to loss before discontinued operations of approximately $420,000 and $790,000, respectively, for the corresponding periods in 2008. The increase in income before discontinued operations for the three months ended June 30, 2009 is due to the recognition of casualty gains and an increase in total revenues, partially offset by an increase in total expenses. The increase in income before discontinued operations for the six months ended June 30, 2009 is due to the recognition of casualty gains, increases in distributions in excess of investments in affiliated partnerships and an increase in total revenues, partially offset by the recognition of an impairment loss during 2009 and an increase in total expenses.

In May 2009, the Partnership entered into a sale contract with a third party relating to the sale of Windemere Apartments. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continued to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the expected sale price during the six months ended June 30, 2009. On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a total sales price of $8,077,000.  The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering Windemere Apartments.  The Partnership anticipates recognizing a loss, during the third quarter of 2009, of approximately $239,000 as a result of the sale.  In addition, the Partnership anticipates recognizing a loss on the early extinguishment of debt, during the third quarter of 2009, of approximately $173,000 as a result of a prepayment penalty of approximately $242,000, partially offset by the write off of unamortized mortgage premium of approximately $69,000.

In accordance with the Partnership’s impairment policy and SFAS No. 144, the Partnership recorded an impairment loss of approximately $1,215,000 related to Canyon Crest Apartments, to write the property value down to the expected sale price, during the three and six months ended June 30, 2008. This impairment loss is included in loss from discontinued operations for the three and six months ended June 30, 2008.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One of the buildings containing 12 units has been demolished, and another building was partially demolished. The Partnership plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages is approximately $2,369,000, with costs incurred related to demolition and reconstruction of approximately $3,833,000 and lost rents of approximately $138,000.  During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, of which approximately $3,309,000 has been spent as of June 30, 2009. During the three and six months ended June 30, 2009, the Partnership received approximately $4,639,000 of insurance proceeds to cover the damages, approximately $968,000 of which was held on deposit with the mortgage lender at June 30, 2009 and approximately $138,000 to cover lost rents. During the three and six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated assets of approximately $1,841,000.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are approximately $1,284,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. Included in these amounts are approximately $16,000 and $117,000 to cover damages and clean up costs, respectively, which were received during the three months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which is a change of approximately $5,000 from the estimate removed as of December 31, 2008. For the six months ended June 30, 2009, the proceeds received to cover clean up costs are reflected as a reduction of operating expenses.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe, which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the six months ended June 30, 2009, which are reflected as a reduction of operating expenses.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the six months ended June 30, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the six months ended June 30, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

Total revenues increased for both periods due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased primarily due to the receipt of proceeds to cover lost rents at Glenbridge Manor Apartments, increases in occupancy at Windemere Apartments and Glenbridge Manor Apartments and the increases in the average rental rates at Windemere Apartments and Highcrest Townhomes, partially offset by decreases in occupancy at Highcrest Townhomes and the average rental rate at Glenbridge Manor Apartments and an increase in bad debt expense at Highcrest Townhomes and Windemere Apartments.  Other income decreased for both periods due to decreases in lease cancellation fees at Glenbridge Manor Apartments and decreases in tenant utility reimbursements at Highcrest Townhomes and Windemere Apartments.

Total expenses increased for the three months ended June 30, 2009 due to increases in operating, interest, and property tax expenses, partially offset by decreases in depreciation and general and administrative expenses. The increase in total expenses for the six months ended June 30, 2009 is due to an increase in interest expense, partially offset by decreases in depreciation, operating and general and administrative expenses. Property tax expense remained relatively constant for the six months ended June 30, 2009.  Operating expenses increased for the three months ended June 30, 2009 primarily due to increases in legal fees associated with the casualty at Glenbridge Manor Apartments and the hazard insurance premium at Glenbridge Manor Apartments, partially offset by the receipt of insurance proceeds to cover clean up costs related to Hurricane Ike at Windemere Apartments. The decrease in operating expenses for the six months ended June 30, 2009 is primarily due to the receipt of insurance proceeds to cover clean up costs related to Hurricane Ike at Windemere Apartments, partially offset by increases in legal fees associated with the casualty at Glenbridge Manor Apartments and the hazard insurance premium at Glenbridge Manor Apartments.  Interest expense increased for both periods primarily due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding advance balance in 2009.  Property tax expense increased for the three months ended June 30, 2009 due to a reduction in property taxes capitalized related to the casualty at Glenbridge Manor Apartments.  The decrease in depreciation expense for both periods is primarily due to the removal of damaged assets during 2009 related to the casualty at Glenbridge Manor Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2009 primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement, partially offset by an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

The equity in loss from investment for the three and six months ended June 30, 2009 and 2008 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the six months ended June 30, 2009, the Partnership received approximately $474,000 from two of its affiliated partnerships, approximately $454,000 of which was recognized as income on the statements of operations. No such distributions were received during the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $665,000, compared to approximately $2,303,000 at June 30, 2008. The decrease in cash and cash equivalents of approximately $356,000, from December 31, 2008, is due to approximately $3,297,000 and $454,000 of cash used in financing and operating activities, respectively, partially offset by approximately $3,395,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of advances received from AIMCO Properties, L.P. and principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from AIMCO Properties, L.P. Cash provided by investing activities consisted of insurance proceeds received, distributions received from affiliated partnerships, and net withdrawals from restricted escrows, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,014,000 and $3,963,000 during the six months ended June 30, 2009 and 2008, respectively, to fund a partial repayment of the mortgage encumbering Glenbridge Manor Apartments,reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2009 ranged from 5.25% to 12.06%. Interest expense was approximately $308,000 and $42,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, the Partnership made payments of principal and accrued interest of approximately $4,280,000 from the receipt of insurance proceeds and cash from operations. No payments were made during the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008, approximately $4,899,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2009, the Partnership repaid approximately $2,000,000 of advances and accrued interest from proceeds from the sale of Windemere Apartments.

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

Windemere Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $291,000 of capital improvements at Windemere Apartments, consisting primarily of roof replacement, exterior improvements, sidewalk and air conditioning upgrades, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operations, replacement reserves, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership sold Windemere Apartments to a third party on August 6, 2009.

Highcrest Townhomes

During the six months ended June 30, 2009, the Partnership completed approximately $102,000 of capital improvements at Highcrest Townhomes, consisting primarily of water heater and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $520,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of construction related to the casualty discussed above. These improvements were funded from operations, insurance proceeds, and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to continue reconstruction resulting from the casualty discussed above. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Windemere Apartments of approximately $4,535,000 is being amortized over 240 months and requires a balloon payment of approximately $4,189,000 in 2010. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,949,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. Subsequent to June 30, 2009, the Partnership repaid the mortgage encumbering Windemere Apartments from the sale proceeds.

The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $17,043,000 is being amortized over 300 months and requires a balloon payment in 2013. On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions made by the Partnership during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.20% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

3.5           Seventh Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated May 8, 2008

3.6           Eighth Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated December 30, 2008. (Incorporated by reference to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2008).

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

10.39         Purchase and Sale Contract between CCIP/2 Canyon Crest, L.L.C., a Delaware limited liability company, and Bellaire Holdings, LLC, a Colorado limited liability company, and FW Madison Marketing Group LLC, a Colorado limited liability company, dated June 27, 2008 ( Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 27, 2008).

10.40         First Amendment to Purchase and Sale Contract between CCIP/2 Canyon Crest, L.L.C., a Delaware limited liability company, and Bellaire Holdings, LLC, a Colorado limited liability company, and FW Madison Marketing Group LLC, a Colorado limited liability company, dated July 21, 2008 ( Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 21, 2008).

10.41         Purchase and Sale Contract between CCIP/2 Windemere, L.P., a Delaware limited partnership, and Derbyshire Investments Windemere, LLC, a Texas limited liability company, dated May 8, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 8, 2009).

10.42         First Amendment to Promissory Note between CCIP/2 Village Brooke, L.L.C., a Delaware limited liability company, and The Northwestern Mutual Life Insurance Company, a Wisconsin corporation, dated April 7, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated March 31, 2009).

10.43         First Amendment to Purchase and Sale Contract between CCIP/2 Windemere, L.P., a Delaware limited partnership, and Derbyshire Investments Windemere, LLC, a Texas limited liability company, dated July 7, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 7, 2009).

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