Form 10-Q
period 2009-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2009-11-16
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 309	$ 1,021
Receivables and deposits	142	590
Other assets	483	464
Restricted escrows	389	10
Investment in affiliated partnerships (Note C)	494	566
Investment properties:
Land	7,957	7,957
Buildings and related personal property	39,250	40,208
	47,207	48,165
Less accumulated depreciation	(10,793)	(10,114)
	36,414	38,051
Assets held for sale (Notes A and E)	--	9,020
	$ 38,231	$ 49,722

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 266	$ 1,012
Tenant security deposit liabilities	127	117
Distributions payable	141	141
Due to affiliates (Note B)	3,010	6,680
Accrued property taxes	647	806
Other liabilities	328	246
Mortgage notes payable (Note F)	27,845	30,290
Liabilities related to assets held for sale
(Notes A and E)	--	5,022
	32,364	44,314

Partners' (Deficiency) Capital
General partner	(455)	(460)
Limited partners (908,998.2 Series A units
issued and outstanding)	6,322	5,868
	5,867	5,408
	$ 38,231	$ 49,722

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,380	$ 1,421	$ 4,196	$ 4,132
Other income	135	157	465	522
Total revenues	1,515	1,578	4,661	4,654

Expenses:
Operating	943	645	2,379	1,778
General and administrative	111	204	377	546
Depreciation	337	441	1,081	1,313
Interest	519	499	1,731	1,423
Property taxes	216	207	646	621
Total expenses	2,126	1,996	6,214	5,681

Loss before discontinued operations,
casualty gain, equity in loss from
investments and distributions in excess
of investment	(611)	(418)	(1,553)	(1,027)
Casualty gain (Note D)	--	--	2,798	--
Equity in loss from investments (Note C)	(21)	(2)	(52)	(11)
Distributions received in excess of
investment (Note C)	--	33	454	33
Loss from discontinued operations (Note A)	(402)	(369)	(948)	(1,913)
Loss from sale of discontinued operations
(Notes A and E)	(240)	(69)	(240)	(69)
Net (loss) income	$(1,274)	$ (825)	$ 459	$(2,987)

Net (loss) income allocated to general
partner	$ (13)	$ (8)	$ 5	$ (30)
Net loss allocated to limited
partners	--	--	--	(628)
Net (loss) income allocated to Series A
unit holders	(1,261)	(533)	454	(794)
Net loss allocated to Series B unit
holders	--	(284)	--	(1,535)

	$(1,274)	$ (825)	$ 459	$(2,987)

Per limited partnership unit:
Loss (income) before discontinued
operations	$ --	$ --	$ --	$ (0.45)
(Series A) (Note A)	(0.69)	(0.38)	1.79	(0.60)
(Series B) (Note A)	--	(0.04)	--	(0.05)
Loss from discontinued operations	--	--	--	(0.24)
Loss from discontinued operations
(Series A)	(0.44)	(0.21)	(1.03)	(0.28)
Loss from discontinued operations
(Series B)	--	(0.20)	--	(1.56)
Loss from sale of discontinued
operations (Series A)	(0.26)	--	(0.26)	--
Loss from sale of discontinued
operations (Series B)	--	(0.07)	--	(0.07)
Net (loss) income	$ (1.39)	$ (0.90)	$ 0.50	$ (3.25)
Distribution per Series B unit	$ --	$ 0.70	$ --	$ 0.70

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited		Series A
	Partnership	General	Unit

Units

Partner

			Holders	Total

Partners’ (deficiency)
capital at
December 31, 2008	908,998.20	$ (460)	$ 5,868	$ 5,408

Net income for the nine
months ended
September 30, 2009	--	5	454	459

Partners’ (deficiency)
capital at
September 30, 2009	908,998.20	$ (455)	$ 6,322	$ 5,867

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 459	$(2,987)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	1,349	1,803
Amortization of mortgage premiums	(31)	(44)
Amortization of loan costs	40	38
Casualty gain	(3,018)	(6)
Equity in loss from investments	52	11
Distributions in excess of investment	(454)	(33)
Impairment loss	950	1,215
Loss on early extinguishment of debt	173	111
Loss from sale of discontinued operations	240	69
Change in accounts:
Other assets	(59)	(17)
Accounts receivable	13	(39)
Accounts payable	(140)	247
Accrued property taxes	(360)	(275)
Due to affiliates	(529)	455
Tenant security deposit liabilities	(25)	(21)
Other liabilities	15	1
Net cash (used in) provided by operating
activities	(1,325)	528

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	7,882	4,013
Property improvements and replacements	(2,195)	(3,238)
Distributions from affiliated partnerships	474	33
Insurance proceeds received	4,900	3
Net withdrawals from restricted escrows	36	55
Net cash provided by investing activities	11,097	866

Cash flows from financing activities:
Principal payments on mortgage notes payable	(2,587)	(697)
Repayment of mortgage notes payable	(4,514)	(2,822)
Prepayment penalties	(242)	(131)
Loan costs paid	--	(15)
Advances from affiliate	3,014	4,139
Distribution to partners	--	(640)
Repayment of advances from affiliate	(6,155)	(100)
Net cash used in financing activities	(10,484)	(266)

Net (decrease) increase in cash and cash equivalents	(712)	1,128
Cash and cash equivalents at beginning of period	1,021	454
Cash and cash equivalents at end of period	$ 309	$ 1,582
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,960	$ 1,653
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 60	$ 107
Insurance proceeds held on deposit with the mortgage
lender	$ 389	$ --

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $666,000 and $43,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.  In addition, the accompanying statements of operations for the three and nine months ended September 30, 2008 have been restated as of January 1, 2008 to reflect the operations of Windemere Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 has been restated to reflect the assets and liabilities of Windemere Apartments as held for sale due to its sale on August 6, 2009 (see Note E).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Windemere	Windemere
	Apartments	Apartments

Revenues	$ 173	$ 1,107
Expenses	(402)	(1,152)
Casualty gain	--	220
Impairment loss	--	(950)
Loss on early extinguishment of debt	(173)	(173)
Loss from discontinued operations	$ (402)	$ (948)

		Three Months Ended
		September 30, 2008

	Canyon Crest	Windemere
	Apartments	Apartments	Total

Revenues	$ 81	$ 444	$ 525
Expenses	(147)	(636)	(783)
Loss on early extinguishment of
debt	(111)	--	(111)
Loss from discontinued
operations	$(177)	$(192)	$(369)

		Nine Months Ended
		September 30, 2008

	Canyon Crest	Windemere
	Apartments	Apartments	Total

Revenues	$ 547	$1,343	$ 1,890
Expenses	(776)	(1,707)	(2,483)
Casualty gain	6	--	6
Impairment loss	(1,215)	--	(1,215)
Loss on early extinguishment of
debt	(111)	--	(111)
Loss from discontinued
operations	$(1,549)	$ (364)	$(1,913)

Certain reclassifications were made to the 2008 balances to conform to the 2009 presentation.

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASCis now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $288,000 and $329,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $327,000 and $443,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in general and administrative expenses, investment properties, assets held for sale and loss from sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and loss from sale of discontinued operations for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $111,000 and $53,000, respectively. At September 30, 2009 and December 31, 2008, the Partnership owed approximately $368,000 and $823,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,014,000 and $4,139,000 during the nine months ended September 30, 2009 and 2008, respectively, to fund a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2009 ranged from 5.25% to 10.81%. Interest expense was approximately $406,000 and $149,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership made payments of principal and accrued interest of approximately $6,635,000 and $102,000, respectively, from the receipt of insurance proceeds, sale proceeds and cash from operations. At September 30, 2009 and December 31, 2008, approximately $2,642,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $224,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $181,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance at
	Type of	Ownership	September 30,	December 31,
Partnership	Ownership	Percentage	2009	2008
			(in thousands)	(in thousands)
Consolidated
Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ --

Consolidated
Capital	Special Limited
Properties III	Partner	1.86%	--	3

Consolidated
Capital	Special Limited
Properties IV	Partner	1.86%	494	563
			$ 494	$ 566

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2009 and 2008, the Partnership recognized equity in loss from the operating results of the investments of approximately $52,000 and $11,000, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership received approximately $474,000 and $33,000, respectively, of distributions from two of its affiliated partnerships, approximately $454,000 and $33,000, respectively, of which is recognized as income on the accompanying statements of operations.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One of the buildings containing 12 units has been demolished, and another building was partially demolished. The Partnership plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages is approximately $2,369,000, with costs incurred related to demolition and reconstruction of approximately $3,833,000 and lost rents of approximately $138,000.  During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, all of which has been spent as of September 30, 2009. During the nine months ended September 30, 2009, the Partnership received approximately $4,639,000 of insurance proceeds to cover the damages, approximately $389,000 of which was held on deposit with the mortgage lender at September 30, 2009, and approximately $138,000 to cover lost rents. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated assets of approximately $1,841,000.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are approximately $1,284,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses, including approximately $125,000 incurred during the three and nine months ended September 30, 2008. This amount is included in loss from discontinued operations. During the nine months ended September 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which is a change of approximately $5,000 from the estimate removed as of December 31, 2008. For the nine months ended September 30, 2009, the casualty gain and proceeds received to cover clean up costs are included in loss from discontinued operations.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe, which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the nine months ended September 30, 2009, which are reflected as a reduction of operating expenses.

In September 2008, Glenbridge Manor Apartments sustained minor damage from Hurricane Ike. The clean up costs were approximately $25,000. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the nine months ended September 30, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

Note E - Sale of Investment Properties

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the nine months ended September 30, 2009. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $240,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of unamortized mortgage premium of approximately $69,000, which is included in loss from discontinued operations for the three and nine months ended September 30, 2009.

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $4,013,000 after payment of closing costs. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the nine months ended September 30, 2008. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty of approximately $131,000, partially offset by the write off of unamortized mortgage premium of approximately $20,000, which is included in loss from discontinued operations for the three and nine months ended September 30, 2008.

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

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009 the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Highcrest Townhomes (1)	91%	97%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	93%	89%
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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2009 and 2008 was approximately $1,274,000 and $825,000, respectively.  The Partnership’s net income for the nine months ended September 30, 2009 was approximately $459,000, compared to a net loss of approximately $2,987,000 for the corresponding period in 2008. The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.  In addition, the statements of operations for the three and nine months ended September 30, 2008 have been restated as of January 1, 2008 to reflect the operations of Windemere Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 has been restated to reflect the assets and liabilities of Windemere Apartments as held for sale due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	Windemere	Windemere
	Apartments	Apartments

Revenues	$ 173	$ 1,107
Expenses	(402)	(1,152)
Casualty gain	--	220
Impairment loss	--	(950)
Loss on early extinguishment of
debt	(173)	(173)
Loss from discontinued
operations	$ (402)	$ (948)

		Three Months Ended
		September 30, 2008

	Canyon Crest	Windemere
	Apartments	Apartments	Total

Revenues	$ 81	$ 444	$ 525
Expenses	(147)	(636)	(783)
Loss on early extinguishment of
debt	(111)	--	(111)
Loss from discontinued
operations	$(177)	$(192)	$(369)

		Nine Months Ended
		September 30, 2008

	Canyon Crest	Windemere
	Apartments	Apartments	Total

Revenues	$ 547	$1,343	$ 1,890
Expenses	(776)	(1,707)	(2,483)
Casualty gain	6	--	6
Impairment loss	(1,215)	--	(1,215)
Loss on early extinguishment of	(111)	--	(111)
debt
Loss from discontinued
operations	$(1,549)	$ (364)	$(1,913)

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the nine months ended September 30, 2009. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $240,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of unamortized mortgage premium of approximately $69,000, which is included in loss from discontinued operations for the three and nine months ended September 30, 2009.

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $4,013,000 after payment of closing costs. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the nine months ended September 30, 2008. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty of approximately $131,000, partially offset by the write off of unamortized mortgage premium of approximately $20,000, which is included in loss from discontinued operations for the three and nine months ended September 30, 2008.

The Partnership’s loss before discontinued operations for the three months ended September 30, 2009 and 2008 was approximately $632,000 and $387,000, respectively.  The Partnership’s income before discontinued operations for the nine months ended September 30, 2009 was approximately $1,647,000 compared to a loss before discontinued operations of approximately $1,005,000 for the corresponding period in 2008. The increase in loss before discontinued operations for the three months ended September 30, 2009 is due to an increase in total expenses and a decrease in total revenues. The increase in income before discontinued operations for the nine months ended September 30, 2009 is due to the recognition of a casualty gain and an increase in distributions in excess of investments in affiliated partnerships, partially offset by an increase in total expenses.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, have been evacuated. One of the buildings containing 12 units has been demolished, and another building was partially demolished. The Partnership plans to rebuild these units. A third building has experienced minor ground movement, which is estimated to require approximately $60,000 to reconstruct. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total extent of the damages is approximately $2,369,000, with costs incurred related to demolition and reconstruction of approximately $3,833,000 and lost rents of approximately $138,000.  During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, all of which has been spent as of September 30, 2009. During the nine months ended September 30, 2009, the Partnership received approximately $4,639,000 of insurance proceeds to cover the damages, approximately $389,000 of which was held on deposit with the mortgage lender at September 30, 2009, and approximately $138,000 to cover lost rents. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated assets of approximately $1,841,000.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages are approximately $1,284,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses, including approximately $125,000 incurred during the three and nine months ended September 30, 2008. This amount is included in loss from discontinued operations. During the nine months ended September 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which is a change of approximately $5,000 from the estimate removed as of December 31, 2008. For the nine months ended September 30, 2009, the casualty gain and proceeds received to cover clean up costs are included in loss from discontinued operations.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe, which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the nine months ended September 30, 2009, which are reflected as a reduction of operating expenses.

In September 2008, Glenbridge Manor Apartments sustained minor damage from Hurricane Ike. The clean up costs were approximately $25,000. For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the nine months ended September 30, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

Total expenses increased for the three months ended September 30, 2009 due to an increase in operating expense, partially offset by decreases in depreciation and general and administrative expenses. Interest and property tax expense remained relatively constant for the three months ended September 30, 2009.  The increase in total expenses for the nine months ended September 30, 2009 is due to increases in operating and interest expenses, partially offset by decreases in depreciation and general and administrative expenses. Property tax expense remained relatively constant for the nine months ended September 30, 2009. Operating expenses increased for both periods primarily due to increases in legal fees associated with the casualty at Glenbridge Manor Apartments and the hazard insurance premium at Glenbridge Manor Apartments, partially offset by a decrease in clean up costs associated with the casualty at Glenbridge Manor Apartments.  Interest expense increased for the nine months ended September 30, 2009 primarily due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding advance balance in 2009.  The decrease in depreciation expense for both periods is primarily due to the removal of damaged assets during 2009 related to the casualty at Glenbridge Manor Apartments.

General and administrative expenses decreased for both the three and nine months ended September 30, 2009 primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended September 30, 2009 due to decreases in both rental and other income. Total revenues remained relatively constant for the nine months ended September 30, 2009 as an increase in rental income was substantially offset by a decrease in other income.  Rental income decreased for the three months ended September 30, 2009 due to a decrease in occupancy at Highcrest Townhomes and a decrease in the average rental rate at Glenbridge Manor Apartments, partially offset by an increase in occupancy at Glenbridge Manor Apartments. Rental income increased for the nine months ended September 30, 2009 primarily due to the receipt of proceeds to cover lost rents at Glenbridge Manor Apartments and increases in occupancy at Glenbridge Manor Apartments and the average rental rate at Highcrest Townhomes, partially offset by decreases in occupancy at Highcrest Townhomes and the average rental rate at Glenbridge Manor Apartments and an increase in bad debt expense at Highcrest Townhomes.  Other income decreased for the three months ended September 30, 2009 primarily due to a decrease in lease cancellation fees at Highcrest Townhomes.  Other income decreased for the nine months ended September 30, 2009 primarily due to decreases in lease cancellation fees at Glenbridge Manor Apartments and tenant utility reimbursements at Highcrest Townhomes.

The equity in loss from investment for the three and nine months ended September 30, 2009 and 2008 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for on the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the nine months ended September 30, 2009 and 2008, the Partnership received approximately $474,000 and $33,000, respectively from two of its affiliated partnerships, approximately $454,000 and $33,000, respectively, of which was recognized as income on the statements of operations.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $309,000, compared to approximately $1,021,000 at December 31, 2008. The decrease in cash and cash equivalents of approximately $712,000 is due to approximately $10,484,000 and $1,325,000 of cash used in financing and operating activities, respectively, partially offset by approximately $11,097,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgage encumbering Windemere Apartments, principal payments made on the mortgages encumbering the Partnership’s investment properties, repayment of advances from AIMCO Properties, L.P., and a prepayment penalty, partially offset by advances received from AIMCO Properties, L.P. Cash provided by investing activities consisted of net proceeds from the sale of Windemere Apartments, net withdrawals from restricted escrows, distributions received from affiliated partnerships and insurance proceeds received, partially offset by property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,014,000 and $4,139,000 during the nine months ended September 30, 2009 and 2008, respectively, to fund a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2009 ranged from 5.25% to 10.81%. Interest expense was approximately $406,000 and $149,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership made payments of principal and accrued interest of approximately $6,635,000 and $102,000, respectively, from the receipt of insurance proceeds, sale proceeds and cash from operations. At September 30, 2009 and December 31, 2008, approximately $2,642,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Windemere Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $304,000 of capital improvements at Windemere Apartments, consisting primarily of roof replacement, exterior improvements, sidewalk and air conditioning upgrades, appliance and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operations, replacement reserves, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership sold Windemere Apartments to a third party on August 6, 2009.

Highcrest Townhomes

During the nine months ended September 30, 2009, the Partnership completed approximately $179,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $1,106,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of construction related to the casualty discussed above and floor covering replacement. These improvements were funded from operations, insurance proceeds, and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to continue reconstruction resulting from the casualty discussed above. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,913,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017.

The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $16,932,000 is being amortized over 300 months and requires a balloon payment in 2013. On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts to the Series B unit holders during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine months ended	Per	Nine months ended	Per
	September 30,	Series A	September 30,	Series B
	2009	Unit	2008	Unit

Sale (1)	$ --	$ --	$ 640	$ 0.70

(1)   Proceeds from the August 2008 sale of Canyon Crest Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.20% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.20% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

3.5           Seventh Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated May 8, 2008, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

3.6           Eighth Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated December 30, 2008. (Incorporated by reference to the Registrant’s Annual Report on Form 10K for the year ended December 31, 2008).

10.33         Assignment of Partnership Rights and Distributions between Consolidated Capital Equity Partners/Two, L.P, a California limited partnership and Consolidated Capital Institutional Properties/2, a California limited partnership (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 2002).

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