Form 10-K
period 2009-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2010-04-09
CIK 719184

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                         Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Item 1.     Business

Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 471.80 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner") The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership currently owns and operates two residential investment properties. The Partnership sold two investment properties, Canyon Crest Apartments and Windemere Apartments, to third parties on August 1, 2008 and August 6, 2009, respectively. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

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

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. The Partnership is in the process of rebuilding these units.

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recorded a loss of approximately $227,000. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of the unamortized mortgage premium of approximately $69,000.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Properties	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Highcrest
Townhomes	$13,687	$ 4,380	5-30 yrs	S/L	$ 9,913
Glenbridge Manor
Apartments	33,292	6,699	5-30 yrs	S/L	23,121
Totals	$46,979	$11,079			$33,034

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2009	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Highcrest Townhomes	$10,876	6.17%	30 yrs	10/01/17	$ 9,414
Glenbridge Manor
Apartments	16,820	5.65%	30 yrs	12/15/13	14,835
Total	$27,696				$24,249

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

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2009 and 2008 for each property are as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Properties	2009	2008	2009	2008

Highcrest Townhomes (1)	$12,658	$12,452	93%	97%
Glenbridge Manor Apartments (2)	12,767	13,139	94%	90%

(1)   The General Partner attributes the decrease in occupancy at Highcrest Townhomes to poor economic conditions in the local area.

(2)   The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to competitive pricing efforts and the substantial completion of construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which resulted in more units available for lease.

The real estate industry is highly competitive. Both of the Partnership’s properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Highcrest Townhomes is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2009 for each property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)

Highcrest Townhomes	$274	6.78%
Glenbridge Manor Apartments	502	6.69%

Capital Improvements

Highcrest Townhomes

During the year ended December 31, 2009 the Partnership completed approximately $243,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Windemere Apartments

During the year ended December 31, 2009, the Partnership completed approximately $304,000 of capital improvements at Windemere Apartments, consisting primarily of roof replacement, exterior improvements, sidewalk and air conditioning upgrades, appliance and floor covering replacements and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operations, replacement reserves, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership sold Windemere Apartments to a third party on August 6, 2009.

Glenbridge Manor Apartments

During the year ended December 31, 2009, the Partnership completed approximately $1,294,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to expenditures related to the casualty at the property, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

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

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 14,996 holders of record owning an aggregate of 908,661.80 Units. Affiliates of the General Partner owned 574,447.25 Units or approximately 63.22% of the outstanding Units at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts to the unit holders during the years ended December 30, 2009 and 2008 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series B
	December 31, 2009	Unit	December 31, 2008	Unit

Sale(1)	$ --	$ --	$ 802	$ 0.88

(1)   Proceeds from the August 2008 sale of Canyon Crest Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 Units in the Partnership representing 63.22% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2009 and 2008 was approximately $574,000 and $4,055,000, respectively.  The statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2008 reflects the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.  In addition, the statement of operations for the year ended December 31, 2008 has been restated to reflect the operations of Windemere Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 has been restated to reflect the assets and liabilities of Windemere Apartments as held for sale due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

Year Ended
December 31, 2009
Windemere
Apartments

Revenues	$ 1,107
Expenses	(1,127)
Casualty gain	220
Impairment loss	(950)
Loss on early extinguishment of debt	(173)
Loss from discontinued operations	$ (923)

		Year Ended
		December 31, 2008

	Canyon Crest	Windemere
	Apartments	Apartments	Total

Revenues	$ 547	$ 1,792	$ 2,339
Expenses	(770)	(2,780)	(3,550)
Impairment loss	(1,215)	--	(1,215)
Loss on early extinguishment of debt	(111)	--	(111)
Loss from discontinued operations	$(1,549)	$ (988)	$(2,537)

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, “Property, Plant, and Equipment”, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the year ended December 31, 2009. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded an additional loss of approximately $227,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of the unamortized mortgage premium of approximately $69,000, which is included in loss from discontinued operations for the year ended December 31, 2009.

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $4,013,000 after payment of closing costs. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the year ended December 31, 2008. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty of approximately $131,000, partially offset by the write off of the unamortized mortgage premium of approximately $20,000, which is included in loss from discontinued operations for the year ended December 31, 2008.

The Partnership’s income before discontinued operations for the year ended December 31, 2009 was approximately $576,000 compared to loss before discontinued operations of approximately $1,449,000 for the year ended December 31, 2008.  The increase in income before discontinued operations is due to the recognition of a casualty gain, increases in distributions in excess of investments in affiliated partnerships and total revenues, partially offset by an increase in total expenses.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. The Partnership is in the process of rebuilding these units. A third building experienced minor ground movement, which required approximately $60,000 to repair. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total estimated loss is approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, all of which has been spent as of December 31, 2009, including approximately $1,300,000 in 2009. However the reconstruction completed to date involved repairs to damaged buildings and common areas and ground preparation. No reconstruction has begun on the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses, including approximately $125,000 incurred during the year ended December 31, 2008. This amount is included in loss from discontinued operations. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which is a change of approximately $5,000 from the estimate removed as of December 31, 2008. For the year ended December 31, 2009, the casualty gain and proceeds received to cover clean up costs are included in loss from discontinued operations. Subsequent to December 31, 2009, the Partnership received additional proceeds of approximately $99,000, which is expected to be recognized as income from discontinued operations during 2010.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe, which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the year ended December 31, 2009, which are reflected as a reduction of operating expenses.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the year ended December 31, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the year ended December 31, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

In February 2009, Highcrest Townhomes experienced damages of approximately $19,000 as a result of a fire. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $9,000, partially offset by the write-off of undepreciated damaged assets of approximately $7,000.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to the receipt of insurance proceeds to cover lost rents, an increase in occupancy at Glenbridge Manor Apartments and an increase in the average rental rate at Highcrest Townhomes, partially offset by decreases in occupancy at Highcrest Townhomes and the average rental rate at Glenbridge Manor Apartments. Other income decreased primarily due to a decrease in lease cancellation fees at Glenbridge Manor Apartments.

Total expenses increased due to increases in operating, interest and property tax expenses, partially offset by decreases in depreciation and general and administrative expenses. Operating expenses increased primarily due to increases in legal fees associated with the casualty at Glenbridge Manor Apartments and the hazard insurance premium at Glenbridge Manor Apartments, partially offset by a decrease in clean up costs associated with the casualty at Glenbridge Manor Apartments.  Interest expense increased primarily due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding advance balance in 2009. The increase in property tax expense is primarily due to increases in the assessed value of Highcrest Townhomes and the tax rate at Glenbridge Manor Apartments. The decrease in depreciation expense is primarily due to the removal of damaged assets during 2009 related to the casualty at Glenbridge Manor Apartments.

General and administrative expenses decreased primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in loss from investments for the years ended December 31, 2009 and 2008 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for under the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the years ended December 31, 2009 and 2008, the Partnership received approximately $481,000 and $33,000, respectively, from two of its affiliated partnerships, of which approximately $461,000 and $33,000, respectively, was recognized as income on the statements of operations.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $377,000, compared to approximately $1,021,000 at December 31, 2008. The decrease in cash and cash equivalents of approximately $644,000 is due to approximately $10,769,000 and $1,384,000 of cash used in financing and operating activities, respectively, partially offset by approximately $11,509,000 of cash provided by investing activities.   Cash used in financing activities consisted of repayment of the mortgage encumbering Windemere Apartments, principal payments made on the mortgages encumbering the Partnership’s investment properties, repayment of advances from AIMCO Properties, L.P., and a prepayment penalty, partially offset by advances from AIMCO Properties, L.P. Cash provided by investing activities consisted of net proceeds from the sale of Windemere Apartments, net withdrawals from restricted escrows, distributions received from affiliated partnerships and insurance proceeds received, partially offset by property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,014,000 and $5,683,000 during the years ended December 31, 2009 and 2008, respectively, to fund a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 10.81%. Interest expense was approximately $471,000 and $276,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid approximately $6,898,000 and $102,000, respectively, of principal and interest from the receipt of insurance proceeds, sale proceeds and cash from operations. At December 31, 2009 and 2008, approximately $2,444,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $787,000 to fund operations at Glenbridge Manor Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership expects to continue reconstruction resulting from the casualty at Glenbridge Manor Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated insurance proceeds and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, anticipated insurance proceeds or advances from AIMCO Properties, L.P., an affiliate of the General Partner, although AIMCO Properties, L.P. is not required to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,876,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017.

The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $16,820,000 is being amortized over 360 months and requires a balloon payment in 2013. On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date. The General Partner will attempt to refinance the indebtedness encumbering Glenbridge Manor Apartments and/or sell the property prior to its December 2013 maturity date. If Glenbridge Manor Apartments cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts to the unit holders during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series B
	December 31, 2009	Unit	December 31, 2008	Unit

Sale(1)	$ --	$ --	$ 802	$ 0.88

(1)   Proceeds from the August 2008 sale of Canyon Crest Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 Units in the Partnership representing 63.22% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are stated at their fair market value at the time of foreclosure, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2, LP as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2, LP at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

April 9, 2010

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 377	$ 1,021
Receivables and deposits	161	590
Other assets	382	464
Restricted escrow (Note A)	--	10
Investment in affiliated partnerships (Note E)	479	566
Investment properties (Notes B and D)
Land	7,957	7,957
Buildings and related personal property	39,022	40,208
	46,979	48,165
Less accumulated depreciation	(11,079)	(10,114)
	35,900	38,051
Assets held for sale (Notes A and H)	--	9,020
	$ 37,299	$ 49,722

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 479	$ 1,012
Tenant security deposit liabilities	131	117
Distributions payable	141	141
Due to affiliates (Note C)	2,844	6,680
Accrued property taxes	844	806
Other liabilities	330	246
Mortgage notes payable (Note B)	27,696	30,290
Liabilities related to assets held for sale
(Notes A and H)	--	5,022
	32,465	44,314

Partners' (Deficiency) Capital
General partner	(466)	(460)
Limited partners (908,661.8 Series A units issued
and outstanding)	5,300	5,868
	4,834	5,408
	$ 37,299	$ 49,722

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2009	2008
Revenues:
Rental income	$ 5,660	$ 5,533
Other income	663	687
Total revenues	6,323	6,220

Expenses:
Operating	3,876	2,506
General and administrative	457	711
Depreciation	1,435	1,695
Interest	2,216	1,960
Property taxes	843	769
Total expenses	8,827	7,641

Loss before discontinued operations, casualty gain,
equity in loss from investments and distributions
in excess of investment	(2,504)	(1,421)
Casualty gain (Note G)	2,686	--
Equity in loss from investments (Note E)	(67)	(61)
Distributions received in excess of investment (Note E)	461	33
Loss from discontinued operations (Note A)	(923)	(2,537)
Loss from sale of discontinued operations (Note H)	(227)	(69)
Net loss (Note F)	$ (574)	$(4,055)

Net loss allocated to general partner	$ (6)	$ (40)
Net loss allocated to limited partners	--	(628)
Net loss allocated to Series A unit holders	(568)	(1,867)
Net loss allocated to Series B unit holders	--	(1,520)

	$ (574)	$(4,055)

Per limited partnership unit:
Income (loss) before discontinued operations	$ 0.64	$ (0.45)
(Series A) (Note A)	--	(1.09)
(Series B) (Note A)	--	(0.04)
Loss from discontinued operations	--	(0.24)
Loss from discontinued operations (Series A)	(1.01)	(0.97)
Loss from discontinued operations (Series B)	--	(1.56)
Loss from sale of discontinued operations (Series A)	(0.25)	--
Loss from sale of discontinued operations (Series B)	--	(0.07)
Net loss	$ (0.62)	$ (4.42)
Distributions per Series B unit	$ --	$ 0.88

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

Partners’

(deficiency)

capital at

December 31, 2007

  909,030.2

$(420)

$10,685

				$ --	$ --	$10,685	$10,265

Net loss for the
period January 1,
2008 through
April 30, 2008	--	(6)	(628)	--	--	(628)	(634)

Partners’
(deficiency)
capital at
April 30, 2008	909,030.2	(426)	10,057	--	--	10,057	9,631

Allocation of Units
(Note A)	--	--	(10,057)	7,735	2,322	--	--

Distributions to
partners	--	--	--	--	(802)	(802)	(802)

Abandonment of Units
(Note A)	(32)	--	--	--	--	--	--

Net loss for the
period May 1,
2008 through
December 31, 2008	--	(34)	--	(1,867)	(1,520)	(3,387)	(3,421)

Partners’
(deficiency)
capital at
December 31, 2008	908,998.20	(460)	--	5,868	--	5,868	5,408

Abandonment of Units
(Note A)	(336.40)	--	--	--	--	--	--

Net loss for the
year ended
December 31, 2009	--	(6)	--	(568)	--	(568)	(574)

Partners’
(deficiency)
capital at
December 31, 2009	908,661.80	$(466)	$ --	$ 5,300	$ --	$ 5,300	$ 4,834

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,

	2009	2008

Cash flows from operating activities:
Net loss	$ (574)	$(4,055)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	1,703	2,292
Amortization of mortgage premiums	(31)	(57)
Amortization of loan costs	53	56
Casualty gain	(2,908)	(6)
Loss on early extinguishment of debt	173	111
Distributions in excess of investment	(461)	(33)
Impairment loss	950	1,215
Loss from sale of discontinued operations	227	69
Equity in loss from investments	67	61
Change in accounts:
Other assets	29	55
Receivables and deposits	(6)	38
Accounts payable	107	168
Accrued property taxes	(163)	(57)
Due to affiliates	(559)	687
Tenant security deposit liabilities	(21)	(28)
Other liabilities	30	(133)
Net cash (used in) provided by operating activities	(1,384)	383

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	7,882	4,013
Property improvements and replacements	(2,481)	(4,801)
Insurance proceeds received	5,591	3
Distributions from affiliated partnerships	481	33
Net withdrawals from restricted escrows	36	43
Net cash provided by (used in) investing activities	11,509	(709)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(2,736)	(920)
Repayment of mortgage notes payable	(4,514)	(2,822)
Prepayment penalties	(242)	(131)
Loan costs paid	--	(15)
Distributions to partners	--	(802)
Advances from affiliate	3,014	5,683
Repayment of advances from affiliate	(6,291)	(100)
Net cash (used in) provided by financing activities	(10,769)	893

Net (decrease) increase in cash and cash equivalents	(644)	567
Cash and cash equivalents at beginning of year	1,021	454
Cash and cash equivalents at end of year	$ 377	$ 1,021
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,494	$ 2,188
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 26	$ 666

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $43,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983. ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") is the general partner of the Partnership.  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. The Partnership commenced operations on July 22, 1983.  The Partnership currently owns and operates two residential investment properties, one each located in Illinois and Ohio.

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

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Basis of Presentation:  The statement of operations for the year ended December 31, 2008 reflect the operations of Canyon Crest Apartments as loss from discontinued operations due to its sale on August 1, 2008.  In addition, the statement of operations for the year ended December 31, 2008 has been restated as of January 1, 2008 to reflects the operations of Windemere Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 has been restated to reflect the assets and liabilities of Windemere Apartments as held for sale due to its sale on August 6, 2009 (see Note H).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

Year Ended
December 31, 2009
Windemere
Apartments

Revenues	$ 1,107
Expenses	(1,127)
Casualty gain	220
Impairment loss	(950)
Loss on early extinguishment of debt	(173)
Loss from discontinued operations	$ (923)

		Year Ended
		December 31, 2008

	Canyon Crest	Windemere
	Apartments	Apartments	Total

Revenues	$ 547	$ 1,792	$ 2,339
Expenses	(770)	(2,780)	(3,550)
Impairment loss	(1,215)	--	(1,215)
Loss on early extinguishment of debt	(111)	--	(111)
Loss from discontinued operations	$(1,549)	$ (988)	$(2,537)

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $248,000 and $905,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows: At December 31, 2008, approximately $26,000 of replacement reserves was on deposit with the mortgage holder of Windemere Apartments, which is included in assets held for sale, and approximately $10,000 of renovation funds was on deposit with the mortgage holder of Glenbridge Manor Apartments. At December 31, 2009, there were no replacement reserves on deposit with the mortgage holders of Highcrest Townhomes and Glenbridge Manor Apartments.

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

Abandoned Units: During 2009 and 2008, the number of limited partnership units (the “Units”) decreased by 336.40 and 32.0 Units, respectively, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit: Net loss per Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 908,998.2 and 909,030.2 units outstanding for 2009 and 2008, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment properties:Investment properties consist of two apartment complexes and are stated at fair market value at the time of the foreclosure, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2009 and 2008, the Partnership capitalized approximately $2,000 and $170,000, respectively, of interest, approximately $1,000 and $28,000, respectively, of real estate taxes, and less than $1,000 and approximately $4,000, respectively, of operating costs. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. As discussed in “Note H – Sale of Investment Properties”, the Partnership recorded impairment losses of approximately $950,000 and $1,215,000 related to its investments in Windemere Apartments and Canyon Crest Apartments, respectively, during the years ended December 31, 2009 and 2008, respectively. These amounts are included in loss from discontinued operations.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $142,000 and $194,000 for the years ended December 31, 2009 and 2008, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations.

Deferred Costs: Loan costs of approximately $521,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $230,000 and $177,000, respectively, are included in other assets. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements.  As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets.  The Partnership term expires December 31, 2013, which is prior to the maturity of the mortgage note payable encumbering Highcrest Townhomes.  The General Partner unsuccessfully pursued extending the Partnership term.  Therefore, the Partnership determined that the loan costs encumbering Highcrest Townhomes should be amortized over the remaining life of the Partnership.   Prior to the change in estimate, the loan costs would have been fully amortized in 2017, the date the mortgage note payable encumbering Highcrest Townhomes matures.  The effect of this change did not have a material effect on the Partnership’s financial condition or results of operations. Amortization expense was approximately $53,000 and $56,000 for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $75,000 for 2010 and approximately $72,000 each of the years 2011 through 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B – Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due at
	2009	2008	Interest	Rate	Date (1)	Maturity
	(in thousands)					(in thousands)
Properties
Highcrest Townhomes	$10,876	$11,007	$ 68	6.17%	10/01/17	$ 9,414
Glenbridge Manor
Apartments	16,820	19,283	117	5.65%	12/15/13	14,835
Total	$27,696	$30,290	$ 185			$24,249

(1)   Maturity date of the mortgage note payable encumbering Highcrest Townhomes extends beyond the termination date of the Partnership, which is December 13, 2013.

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

While the Partnership termination date is December 31, 2013, scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

Mortgage
Notes

2010	$ 619
2011	656
2012	695
2013	15,518
2014	194
Thereafter	10,014
$27,696

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $364,000 and $427,000, for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $370,000 and $651,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and loss from sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and loss from sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $121,000 and $138,000, respectively. At December 31, 2009 and 2008, the Partnership owed approximately $400,000 and $823,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,014,000 and $5,683,000 during the years ended December 31, 2009 and 2008, respectively, to fund a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 10.81%. Interest expense was approximately $471,000 and $276,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid approximately $6,898,000 and $102,000, respectively, of principal and interest from the receipt of insurance proceeds, sale proceeds and cash from operations. At December 31, 2009 and 2008, approximately $2,444,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $787,000 to fund operations at Glenbridge Manor Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $226,000 and $181,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 Units in the Partnership representing 63.22% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Highcrest Townhomes	$10,876	$ 3,660	$ 8,540	$ 1,487
Glenbridge Manor Apartments	16,820	4,335	24,269	4,688
Totals	$27,696	$ 7,995	$32,809	$ 6,175

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life

Highcrest
Townhomes	$ 3,660	$10,027	$13,687	$ 4,380	1968	08/22/02	5-30 yrs
Glenbridge Manor
Apartments	4,297	28,995	33,292	6,699	2003	09/01/03	5-30 yrs

Totals	$ 7,957	$39,022	$46,979	$11,079

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Properties
Balance at beginning of year	$ 59,348	$61,163
Property improvements	1,841	5,424
Saleof investment property	(10,543)	(5,493)
Impairment loss	(950)	(1,215)
Disposal of assets	(2,717)	(531)
Balance at end of year	$ 46,979	$59,348

Accumulated Depreciation
Balance at beginning of year	$ 12,303	$11,540
Additions charged to expense	1,703	2,292
Saleof investment property	(2,458)	(1,421)
Disposal of assets	(469)	(108)
Balance at end of year	$ 11,079	$12,303

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2009 and 2008 is approximately $44,589,000 and $59,558,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $11,555,000 and $12,604,000, respectively.

Note E - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance At December 31,
		Ownership
Partnership	Type of Ownership	Percentage	2009	2008
			(in thousands)
Consolidated Capital	Special Limited
Growth Fund	Partner	0.40%	$ --	$ --
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	--	3
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	479	563
			$ 479	$ 566

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2009 and 2008, the Partnership received approximately $481,000 and $33,000, respectively, of distributions from two of its affiliated partnerships, of which approximately $461,000 and $33,000, respectively, was recognized as income on the statements of operations. During the years ended December 31, 2009 and 2008, the Partnership recognized equity in loss from the operating results of the investments of approximately $67,000 and $61,000, respectively. As of December 31, 2009, Consolidated Capital Growth Fund has been liquidated.

Note F - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	2009	2008

Net loss as reported	$ (574)	$(4,055)
(Deduct) Add:
Depreciation differences	(233)	6
Change in prepaid rental	(14)	1
Casualty gain	(2,688)	(5)
Loss on sale of investment property	(848)	--
Other	732	1,323

Federal taxable loss	$ (3,625)	$(2,730)

Federal taxable loss allocated to
Series A unit holders	$ (3,625)	$(1,512)
Federal taxable loss allocated to
Series B unit holders	--	(1,218)
	$ (3,625)	$(2,730)

Per limited partnership unit:
Federal taxable loss allocated to
Series A unit holders	$ (3.95)	$ (1.65)
Federal taxable loss allocated to
Series B unit holders	--	(1.33)
Federal taxable loss	$ (3.95)	$ (2.98)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

	2009	2008
Net assets as reported	$ 4,834	$ 5,408
Building and land	(2,390)	210
Accumulated depreciation	(476)	(301)
Syndication fees	25,796	25,796
Other	3,267	3,541
Net assets - tax basis	$31,031	$34,654

For 2009 and 2008, the net assets are allocated to the Series A unit holders, as the Series B units were dissolved during 2008.

Note G - Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. The Partnership is in the process of rebuilding these units. A third building experienced minor ground movement, which required approximately $60,000 to repair. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total estimated loss is approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. During the year ended December 31, 2008, the Partnership entered into contracts for approximately $3,400,000 to begin reconstruction, all of which has been spent as of December 31, 2009, including approximately $1,300,000 in 2009. However the reconstruction completed to date involved repairs to damaged buildings and common areas and ground preparation. No reconstruction has begun on the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the fourth quarter of 2008, the Partnership removed approximately $435,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses, including approximately $125,000 incurred during the year ended December 31, 2008. This amount is included in loss from discontinued operations. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which is a change of approximately $5,000 from the estimate removed as of December 31, 2008. For the year ended December 31, 2009, the casualty gain and proceeds received to cover clean up costs are included in loss from discontinued operations. Subsequent to December 31, 2009, the Partnership received additional proceeds of approximately $99,000, which is expected to be recognized as income from discontinued operations during 2010.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe, which were included in operating expenses for the year ended December 31, 2008, causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the year ended December 31, 2009, which are reflected as a reduction of operating expenses.

In October 2007, Canyon Crest Apartments experienced damages as a result of a kitchen fire. During the year ended December 31, 2007, the Partnership recorded a casualty loss of approximately $2,000 as a result of the expected receipt of insurance proceeds of approximately $21,000, of which approximately $12,000 was received during the year ended December 31, 2007, net of the write-off of undepreciated damaged assets of approximately $23,000.  During the year ended December 31, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $3,000 and approximately $2,000 to cover lost rents.  The Partnership recognized a casualty gain of approximately $6,000 for the year ended December 31, 2008, which is included in loss from discontinued operations, as a result of a change in the previous write-off of undepreciated damaged assets of approximately $12,000, net of the write-off of the remaining receivable of approximately $6,000.

In February 2009, Highcrest Townhomes experienced damages of approximately $19,000 as a result of a fire. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,000, which is reflected as a reduction of operating expenses, as a result of the receipt of insurance proceeds of approximately $9,000, partially offset by the write-off of undepreciated damaged assets of approximately $7,000.

Note H - Sale of Investment Properties

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, “Property, Plant, and Equipment”, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the year ended December 31, 2009. This amount is included in loss from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $227,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of the unamortized mortgage premium of approximately $69,000, which is included in loss from discontinued operations for the year ended December 31, 2009.

On August 1, 2008, the Partnership sold Canyon Crest Apartments to a third party for a gross sale price of approximately $4,100,000. The net proceeds realized by the Partnership were approximately $4,013,000 after payment of closing costs. The Partnership used approximately $2,822,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $1,215,000 to write the property value down to the sale price during the year ended December 31, 2008. This amount is included in loss from discontinued operations.  As a result of the sale, the Partnership recorded a loss of approximately $69,000. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $111,000 due to a prepayment penalty of approximately $131,000, partially offset by the write off of the unamortized mortgage premium of approximately $20,000, which is included in loss from discontinued operations for the year ended December 31, 2008.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitrations will take place in April 2010.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2009:

Entity	Number of Units	Percentage
Reedy River Properties
(an affiliate of AIMCO)	168,736.50	18.57%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	320,951.45	35.32%
Cooper River Properties, LLC
(an affiliate of AIMCO)	67,518.70	7.43%

Reedy River Properties, AIMCO IPLP, L.P. and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $364,000 and $427,000, for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $370,000 and $651,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and loss from sale of discontinued operations on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment properties, assets held for sale and loss from sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $121,000 and $138,000, respectively. At December 31, 2009 and 2008, the Partnership owed approximately $400,000 and $823,000, respectively, for accountable administrative expenses, which is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,014,000 and $5,683,000 during the years ended December 31, 2009 and 2008, respectively, to fund a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments and operations and real estate taxes at two of the investment properties.AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 5.25% to 10.81%. Interest expense was approximately $471,000 and $276,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid approximately $6,898,000 and $102,000 of principal and interest from the receipt of insurance proceeds, sale proceeds and cash from operations. At December 31, 2009 and 2008, approximately $2,444,000 and $5,857,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $787,000 to fund operations at Glenbridge Manor Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $226,000 and $181,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 Units in the Partnership representing 63.22% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $50,000 and $67,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $23,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: April 9, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: April 9, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 9, 2010
Stephen B. Waters	Accounting

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