Form 10-Q
period 2010-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2010-05-17
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 380	$ 377
Receivables and deposits	148	161
Other assets	621	382
Investment in affiliated partnerships (Note C)	476	479
Investment properties:
Land	7,957	7,957
Buildings and related personal property	39,568	39,022
	47,525	46,979
Less accumulated depreciation	(11,443)	(11,079)
	36,082	35,900
	$ 37,707	$ 37,299

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 1,070	$ 479
Tenant security deposit liabilities	127	131
Distributions payable	141	141
Due to affiliates (Note B)	3,401	2,844
Accrued property taxes	812	844
Other liabilities	284	330
Mortgage notes payable	27,544	27,696
	33,379	32,465

Partners' (Deficiency) Capital
General partner	(471)	(466)
Limited partners (908,661.8 Series A units issued
and outstanding)	4,799	5,300
	4,328	4,834
	$ 37,707	$ 37,299

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$1,403	$1,336
Other income	162	195
Total revenues	1,565	1,531

Expenses:
Operating	1,005	625
General and administrative	89	153
Depreciation	364	366
Interest	491	548
Property taxes	218	214
Total expenses	2,167	1,906

Loss before discontinued operations, equity in loss
from investments and distributions in excess of
investment	(602)	(375)
Equity in loss from investments (Note C)	(3)	(18)
Distributions received in excess of investment (Note C)	--	454
Income (loss) from discontinued operations (Notes A, D and E)	99	(619)
Net loss	$ (506)	$ (558)

Net loss allocated to general partner (1%)	$ (5)	$ (6)
Net loss allocated to Series A unit holders (99%)	(501)	(552)
	$ (506)	$ (558)

Per Series A unit:
(Loss) income before discontinued operations	$(0.66)	$ 0.06
Income (loss) from discontinued operations	0.11	(0.67)
Net loss	$(0.55)	$(0.61)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Series A
	Series A	General	Unit
	Units	Partner	Holders	Total

Partners’ (deficiency)
capital at December 31, 2009	908,661.80	$ (466)	$ 5,300	$ 4,834

Net loss for the three
months ended March 31, 2010	--	(5)	(501)	(506)

Partners’ (deficiency)
capital at March 31, 2010	908,661.80	$ (471)	$ 4,799	$ 4,328

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$ (506)	$ (558)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	364	487
Amortization of mortgage premiums	--	(13)
Amortization of loan costs	21	13
Casualty gain	(99)	(213)
Impairment loss	--	950
Distributions in excess of investment	--	(454)
Equity in loss from investments	3	18
Change in accounts:
Other assets	(260)	(315)
Receivables and deposits	13	(22)
Accounts payable	569	134
Accrued property taxes	(32)	(187)
Due to affiliates	122	35
Tenant security deposit liabilities	(4)	4
Other liabilities	(46)	48
Net cash provided by (used in) operating activities	145	(73)

Cash flows from investing activities:
Property improvements and replacements	(524)	(845)
Insurance proceeds received	99	--
Distributions from affiliated partnership	--	454
Net deposits to restricted escrows	--	(131)
Net cash used in investing activities	(425)	(522)

Cash flows from financing activities:
Advances from affiliate	435	323
Principal payments on mortgage notes payable	(152)	(204)
Net cash provided by financing activities	283	119

Net increase (decrease) in cash and cash equivalents	3	(476)
Cash and cash equivalents at beginning of period	377	1,021

Cash and cash equivalents at end of period	$ 380	$ 545

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 406	$ 647

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 48	$ 136
Insurance proceeds held on deposit with the mortgage
lender	$ --	$ 629

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $26,000 and $666,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying statement of operations for the three months ended March 31, 2009 has been restated as of January 1, 2009 to reflect the operations of Windemere Apartments as loss from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2009 (in thousands):

Three Months Ended
March 31, 2009

Revenues	$ 479
Expenses	(361)
Casualty gain	213
Impairment loss	(950)
Loss from discontinued operations	$ (619)

Certain reclassifications were made to the 2009 balances to conform to the 2010 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $101,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $201,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of less than $1,000 and approximately $87,000, respectively. At March 31, 2010 and December 31, 2009, the Partnership owed approximately $459,000 and $400,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $435,000 and $323,000 during the three months ended March 31, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2010 ranged from 5.25% to 12.06%. Interest expense was approximately $63,000 and $150,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, the Partnership made a payment of accrued interest of approximately $229,000. No payments were made during the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, approximately $2,942,000 and $2,444,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $801,000 to fund operations at both investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $175,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $226,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance at
	Type of	Ownership	March 31,	December 31,
Partnership	Ownership	Percentage	2010	2009
			(in thousands)	(in thousands)
Consolidated
Capital	Special Limited
Properties III	Partner	1.86%	$ --	$ --

Consolidated
Capital	Special Limited
Properties IV	Partner	1.86%	476	479
			$ 476	$ 479

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2010 and 2009, the Partnership recognized equity in loss from the operating results of the investments of approximately $3,000 and $18,000, respectively. During the three months ended March 31, 2009, the Partnership received approximately $454,000 of distributions from sale proceeds of one of its affiliated partnerships, Consolidated Capital Growth Fund, which is recognized as income on the accompanying statements of operations. No distributions were received during the three months ended March 31, 2010. Consolidated Capital Growth Fund was liquidated during the fourth quarter of 2009.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total estimated loss is approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed to date involved repairs to damaged buildings and common areas and ground restoration. At this time, the Partnership has no plans to reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. The Partnership has tentatively settled the case with contributions expected to be received from the architect, general contractor, soils engineer and retaining wall contractor totaling $5,300,000.  The Partnership expects to receive reimbursement for its attorneys’ fees, which total approximately $2,040,000 to date. The remainder would be reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.  The settlement agreement is currently being finalized.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $629,000 to cover the damages and approximately $142,000 for clean up costs. The Partnership recognized a casualty gain of approximately $213,000, which is included in loss from discontinued operations, due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $416,000. For the three months ended March 31, 2009, the proceeds received to cover clean up costs are reflected in loss from discontinued operations. During the three months ended March 31, 2010, the Partnership received additional proceeds of approximately $99,000 which is included in income from discontinued operations.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the three months ended March 31, 2009, which are reflected as a reduction of operating expenses.

Note E – Impairment

In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, “Property, Plant, and Equipment”, the Partnership recorded an impairment loss of approximately $950,000 during the three months ended March 31, 2009, to write down the value of Windemere Apartments, which was sold to a third party on August 6, 2009, to its sale price. This impairment loss is included in loss from discontinued operations.

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Highcrest Townhomes (1)	98%	93%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	95%	91%
Cincinnati, Ohio

(1)   The General Partner attributes the increase in occupancy at Highcrest Townhomes to improved customer service and competitive pricing efforts.

(2)   The General Partner attributes the increase in occupancy at Glenbridge Manor Apartments to the substantial completion of construction related to the casualty discussed below which resulted in more units available for lease.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2010 was approximately $506,000, compared to approximately $558,000 for the three months ended March 31, 2009. The statement of operations for the three months ended March 31, 2009 has been restated as of January 1, 2009 to reflect the operations of Windemere Apartments as loss from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2009 (in thousands):

Three Months Ended
March 31, 2009

Revenues	$ 479
Expenses	(361)
Casualty gain	213
Impairment loss	(950)
Loss from discontinued operations	$ (619)

In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $950,000 to write down the value of Windemere Apartments to the sale price during the three months ended March 31, 2009. This amount is included in loss from discontinued operations.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $629,000 to cover the damages and approximately $142,000 for clean up costs. The Partnership recognized a casualty gain of approximately $213,000, which is included in loss from discontinued operations, due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $416,000. For the three months ended March 31, 2009, the proceeds received to cover clean up costs are reflected in loss from discontinued operations. During the three months ended March 31, 2010, the Partnership received additional proceeds of approximately $99,000 which is included in income from discontinued operations.

The Partnership’s loss before discontinued operations for the three months ended March 31, 2010 was approximately $605,000, compared to income before discontinued operations of approximately $61,000 for the corresponding period in 2009.  The increase in loss before discontinued operations is due to a decrease in distributions received in excess of investment in affiliated partnerships and an increase in total expenses, partially offset by an increase in total revenues.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The property is currently undergoing testing to determine whether additional buildings will be affected.  The total estimated loss is approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed to date involved repairs to damaged buildings and common areas and ground restoration. At this time, the Partnership has no plans to reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. The Partnership has tentatively settled the case with contributions expected to be received from the architect, general contractor, soils engineer and retaining wall contractor totaling $5,300,000.  The Partnership expects to receive reimbursement for its attorneys’ fees, which total approximately $2,040,000 to date. The remainder would be reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.  The settlement agreement is currently being finalized.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the three months ended March 31, 2009, which are reflected as a reduction of operating expenses.

Total expenses increased due to an increase in operating expense, partially offset by decreases in general and administrative and interest expenses. Both depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in legal fees associated with the casualty at Glenbridge Manor Apartments and the hazard insurance premium at Glenbridge Manor Apartments. Interest expense decreased primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance.

General and administrative expenses decreased primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income is due to an increase in occupancy at both properties and a decrease in bad debt expense at Highcrest Townhomes, partially offset by a decrease in the average rental rate at both properties. The decrease in other income is primarily due to a decrease in resident utility reimbursements at Highcrest Townhomes.

The equity in loss from investments for the three months ended March 31, 2010 and 2009 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for under the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the three months ended March 31, 2009, the Partnership received approximately $454,000 from one of its affiliated partnerships, Consolidated Capital Growth Fund, which was recognized as income on the statements of operations. No such distributions were received during the three months ended March 31, 2010. Consolidated Capital Growth Fund was liquidated during the fourth quarter of 2009.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $380,000, compared to approximately $377,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $3,000 is due to approximately $283,000 and $145,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $425,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from AIMCO Properties, L.P., partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $435,000 and $323,000 during the three months ended March 31, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2010 ranged from 5.25% to 12.06%. Interest expense was approximately $63,000 and $150,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, the Partnership made a payment of accrued interest of approximately $229,000. No payments were made during the three months ended March 31, 2010. At March 31, 2010 and December 31, 2009, approximately $2,942,000 and $2,444,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $801,000 to fund operations at both investment properties.

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

Highcrest Townhomes

During the three months ended March 31, 2010, the Partnership completed approximately $45,000 of capital improvements at Highcrest Townhomes, consisting primarily of cabinet upgrades, sewer upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $501,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to expenditures related to the casualty at the property, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,839,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017.

The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $16,705,000 is being amortized over 360 months and requires a balloon payment in 2013. On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date. The General Partner will attempt to refinance the indebtedness encumbering Glenbridge Manor Apartments and/or sell the property prior to its December 2013 maturity date. The General Partner may attempt to refinance the indebtedness encumbering Highcrest Townhomes and/or sell the property prior to termination of the Partnership. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.22% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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