Form 10-Q
period 2010-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2010-08-13
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 436	$ 377
Receivables and deposits	819	161
Other assets	520	382
Investment in affiliated partnerships (Note C)	459	479
Investment properties:
Land	7,957	7,957
Buildings and related personal property	39,368	39,022
	47,325	46,979
Less accumulated depreciation	(11,839)	(11,079)
	35,486	35,900
	$ 37,720	$ 37,299

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 1,044	$ 479
Tenant security deposit liabilities	124	131
Distributions payable	141	141
Due to affiliates (Note B)	2,819	2,844
Accrued property taxes	553	844
Other liabilities	260	330
Mortgage notes payable (Note F)	27,391	27,696
	32,332	32,465

Partners' (Deficiency) Capital
General partner	(460)	(466)
Limited partners (908,661.8 Series A units issued
and outstanding)	5,848	5,300
	5,388	4,834
	$ 37,720	$ 37,299

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,411	$ 1,480	$ 2,814	$ 2,816
Other income	174	135	336	330
Total revenues	1,585	1,615	3,150	3,146

Expenses:
Operating (Note D)	564	633	1,211	1,230
General and administrative	113	113	202	266
Depreciation	396	378	760	744
Interest	530	664	1,021	1,212
Property taxes	133	216	351	430
Other (income) expense, net (Note D)	(2,028)	178	(1,670)	206
Total expenses	(292)	2,182	1,875	4,088

Income (loss) before discontinued
operations, casualty gain,
imapairment loss, equity in loss from investments and
distributions in excess of
investment	1,877	(567)	1,275	(942)
Casualty gain (Note D)	--	2,798	--	2,798
Equity in loss from investments (Note C)	(17)	(13)	(20)	(31)
Distributions received in excess of
investment (Note C)	--	--	--	454
Impairment loss (Note E)	(800)	--	(800)	--
Income (loss) from discontinued
operations (Notes A, D and E)	--	73	99	(546)
Net income	$ 1,060	$ 2,291	$ 554	$ 1,733

Net income allocated to general partner
(1%)	$ 11	$ 23	$ 6	$ 17
Net income allocated to Series A unit
Holders (99%)	1,049	2,268	548	1,716

	$ 1,060	$ 2,291	$ 554	$ 1,733

Per Series A unit:
Income before discontinued operations	$ 1.15	$ 2.42	$ 0.49	$ 2.49
Income (loss) from discontinued
operations	--	0.08	0.11	(0.60)
Net income	$ 1.15	$ 2.50	$ 0.60	$ 1.89

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Series A
	Series A	General	Unit
	Units	Partner	Holders	Total

Partners’ (deficiency)
capital at December 31, 2009	908,661.80	$ (466)	$ 5,300	$ 4,834

Net income for the six
months ended June 30, 2010	--	6	548	554

Partners’ (deficiency)
capital at June 30, 2010	908,661.80	$ (460)	$ 5,848	$ 5,388

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$ 554	$ 1,733
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation	760	974
Amortization of mortgage premiums	--	(26)
Amortization of loan costs	41	27
Casualty gain	(99)	(3,018)
Impairment loss	800	950
Distributions in excess of investment	--	(454)
Equity in loss from investments	20	31
Change in accounts:
Other assets	(179)	(239)
Receivables and deposits	(658)	16
Accounts payable	535	(186)
Accrued property taxes	(291)	(338)
Due to affiliates	154	55
Tenant security deposit liabilities	(7)	5
Other liabilities	(70)	16
Net cash provided by (used in) operating activities	1,560	(454)

Cash flows from investing activities:
Property improvements and replacements	(1,116)	(1,427)
Insurance proceeds received	99	4,321
Distributions from affiliated partnerships	--	474
Net withdrawals from restricted escrows	--	27
Net cash (used in) provided by investing activities	(1,017)	3,395

Cash flows from financing activities:
Advances from affiliate	1,729	3,014
Repayment of advances from affiliate	(1,908)	(3,892)
Principal payments on mortgage notes payable	(305)	(2,419)
Net cash used in financing activities	(484)	(3,297)

Net increase (decrease) in cash and cash equivalents	59	(356)
Cash and cash equivalents at beginning of period	377	1,021

Cash and cash equivalents at end of period	$ 436	$ 665

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 953	$ 1,394

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 56	$ 152
Insurance proceeds held on deposit with the mortgage
lender	$ --	$ 968

Included in property improvements and replacements for the six months ended June 30, 2010 and 2009 are approximately $26,000 and $666,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying statements of operations for the three and six months ended June 30, 2009 have been restated as of January 1, 2009 to reflect the operations of Windemere Apartments as income (loss) from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Revenues	$ 455	$ 934
Expenses	(389)	(750)
Casualty gain	7	220
Impairment loss	--	(950)
Income (loss) from discontinued
operations	$ 73	$ (546)

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $156,000 and $196,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses and income (loss) from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $130,000 and $238,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $6,000 and $104,000, respectively. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $552,000 and $400,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,729,000 and $3,014,000 during the six months ended June 30, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments, a partial repayment of the mortgage encumbering Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2010 ranged from 5.25% to 15.61%. Interest expense was approximately $143,000 and $308,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Partnership made payments of principal and accrued interest of approximately $2,049,000 and $4,280,000, respectively, from settlement proceeds (as discussed in “Note D”), insurance proceeds and cash from operations, respectively. At June 30, 2010 and December 31, 2009, approximately $2,267,000 and $2,444,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $171,000 to fund operations at Glenbridge Manor Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $188,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $226,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance at
	Type of	Ownership	June 30,	December 31,
Partnership	Ownership	Percentage	2010	2009
			(in thousands)	(in thousands)
Consolidated
Capital	Special Limited
Properties III	Partner	1.86%	$ --	$ --

Consolidated
Capital	Special Limited
Properties IV	Partner	1.86%	459	479
			$ 459	$ 479

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the six months ended June 30, 2010 and 2009, the Partnership recognized equity in loss from the operating results of the investments of approximately $20,000 and $31,000, respectively. During the six months ended June 30, 2009, the Partnership received approximately $474,000 of distributions from sale proceeds of two of its affiliated partnerships, approximately $454,000 of which is recognized as income on the accompanying statements of operations. No distributions were received during the six months ended June 30, 2010. One of the Partnership’s affiliated partnerships, Consolidated Capital Growth Fund, was liquidated during the fourth quarter of 2009.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages are approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed to date involved repairs to damaged buildings and common areas and ground restoration. At this time, the Partnership has no plans to reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, approximately $4,639,000 of which was received during the three and six months ended June 30, 2009 and approximately $199,000 to cover lost rents, approximately $138,000 of which was received during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $1,841,000. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the three and six months ended June 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $2,300,000 during the three and six months ended June 30, 2010 and approximately $678,000 subsequent to June 30, 2010, which is included in receivables and deposits at June 30, 2010, for its attorneys’ fees related to this case, which total approximately $2,978,000 to date. The attorneys’ fees and reimbursement of attorneys’ fees are reflected in other (income) expense, net for the three and six months ended June 30, 2010 and 2009. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. Included in these amounts are approximately $16,000 and $117,000 to cover damages and clean up costs, respectively, which were received during the three months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000. During the six months ended June 30, 2010, the Partnership received additional proceeds of approximately $99,000, which are included in income from discontinued operations.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the six months ended June 30, 2009, which are reflected as a reduction of operating expenses.

Note E – Impairments

In July 2010, the Partnership entered into a sale contract with a third party relating to the sale of Glenbridge Manor Apartments.  The Partnership determined that certain held for sale criteria were not met at June 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, “Property, Plant, and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the expected sale price during the three and six months ended June 30, 2010. Due to the impairment loss, Glenbridge Manor Apartments was measured at fair value on a non-recurring basis at June 30, 2010.  This impairment loss, which adjusted the property value to fair value, was based on significant other observable inputs within Level 2 of the valuation hierarchy.

The Partnership recorded an impairment loss of approximately $950,000 during the six months ended June 30, 2009, to write down the value of Windemere Apartments to its sale price. Windemere Apartments was sold to a third party on August 6, 2009. This impairment loss is included in income (loss) from discontinued operations. Due to the impairment loss, Windemere Apartments was measured at fair value on a non-recurring basis at June 30, 2009.  This impairment loss, which adjusted the property value to fair value, was based on significant other observable inputs within Level 2 of the valuation hierarchy.

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

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Highcrest Townhomes (1)	97%	91%
Wood Ridge, Illinois
Glenbridge Manor Apartments (2)	96%	92%
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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2010 was approximately $1,060,000 and $554,000, respectively, compared to net income of approximately $2,291,000 and $1,733,000, respectively, for the three and six months ended June 30, 2009.  The statements of operations for the three and six months ended June 30, 2009 have been restated to reflect the operations of Windemere Apartments as income (loss) from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Revenues	$ 455	$ 934
Expenses	(389)	(750)
Casualty gain	7	220
Impairment loss	--	(950)
Income (loss) from discontinued
operations	$ 73	$ (546)

In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, “Property, Plant, and Equipment”, the Partnership recorded an impairment loss of approximately $950,000 during the six months ended June 30, 2009, to write down the value of Windemere Apartments to its sale price. Windemere Apartments was sold to a third party on August 6, 2009. This impairment loss is included in income (loss) from discontinued operations.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. Included in these amounts are approximately $16,000 and $117,000 to cover damages and clean up costs, respectively, which were received during the three months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000. During the six months ended June 30, 2010, the Partnership received additional proceeds of approximately $99,000, which is included in income from discontinued operations.

The Partnership’s income before discontinued operations for the three and six months ended June 30, 2010 was approximately $1,060,000 and $455,000, respectively, compared to income before discontinued operations of approximately $2,218,000 and $2,279,000, respectively, for the corresponding periods in 2009.  The decrease in income before discontinued operations for the three months ended June 30, 2010 is due to the recognition of a casualty gain in 2009, the recognition of an impairment loss during 2010 and a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in income before discontinued operations for the six months ended June 30, 2010 is due to the recognition of a casualty gain in 2009, the recognition of an impairment loss during 2010 and a decrease in distributions in excess of investments in affiliated partnerships, partially offset by a decrease in total expenses.

In July 2010, the Partnership entered into a sale contract with a third party relating to the sale of Glenbridge Manor Apartments.  The Partnership determined that certain held for sale criteria were not met at June 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the expected sale price during the three and six months ended June 30, 2010.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The property is currently undergoing testing to determine whether additional buildings will be affected. The total estimated loss is approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed to date involved repairs to damaged buildings and common areas and ground restoration. At this time, the Partnership has no plans to reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, approximately $4,639,000 of which was received during the three and six months ended June 30, 2009 and approximately $199,000 to cover lost rents, approximately $138,000 of which was received during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $1,841,000. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the three and six months ended June 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $2,300,000 during the three and six months ended June 30, 2010 and approximately $678,000 subsequent to June 30, 2010 for its attorneys’ fees related to this case, which total approximately $2,978,000 to date. The attorneys’ fees and reimbursement of attorneys’ fees are reflected in other (income) expense, net for the three and six months ended June 30, 2010 and 2009. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the six months ended June 30, 2009, which are reflected as a reduction of operating expenses.

Total expenses decreased for the three months ended June 30, 2010 due to decreases in other (income) expense, operating, interest and property tax expenses, partially offset by an increase in depreciation expense. General and administrative expenses remained constant for the three months ended June 30, 2010.  The decrease in total expenses for the six months ended June 30, 2010 is due to decreases in other (income) expense, operating, general and administrative, interest and property tax expenses, partially offset by an increase in depreciation expense. Included in other (income) expense, net for both periods are attorneys’ fees and the associated settlement proceeds related to the casualty at Glenbridge Manor Apartments, as discussed above. Operating expenses decreased for both periods primarily due to a decrease in contract services and due to expenses incurred during 2009 related to the casualty at Glenbridge Manor Apartments, as discussed above, partially offset by an increase in the hazard insurance premium at Glenbridge Manor Apartments. Interest expense decreased for both periods primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance in 2010. Property tax expense decreased for both periods due to an adjustment to the tax accrual at Highcrest Apartments as a result of the receipt of the tax bill during the three and six months ended June 30, 2010. Depreciation expense increased for both periods due to property improvements and replacements placed into service at both of the properties during the past twelve months.

General and administrative expenses decreased for the six months ended June 30, 2010 primarily due to decreases in professional expenses associated with the administration of the Partnership and management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

The decrease in total revenues for the three months ended June 30, 2010 is due to a decrease in rental income, partially offset by an increase in other income. Total revenues remained relatively constant for the six months ended June 30, 2010, as both rental and other income remained relatively constant. The decrease in rental income for the three months ended June 30, 2010 is primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at both of the Partnership’s investment properties. The increase in other income for the three months ended June 30, 2010 is primarily due to increases in resident utility reimbursements at Highcrest Townhomes and lease cancellation fees at Glenbridge Manor Apartments.

The equity in loss from investments for the three and six months ended June 30, 2010 and 2009 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for under the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the six months ended June 30, 2009, the Partnership received approximately $474,000 from two of its affiliated partnerships, approximately $454,000 of which was recognized as income on the statements of operations. No such distributions were received during the six months ended June 30, 2010. One of the Partnership’s affiliated partnerships, Consolidated Capital Growth Fund, was liquidated during the fourth quarter of 2009.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $436,000, compared to approximately $377,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $59,000 is due to approximately $1,560,000 of cash provided by operating activities, partially offset by approximately $1,017,000 and $484,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of the repayment of advances received from AIMCO Properties, L.P. and principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,729,000 and $3,014,000 during the six months ended June 30, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments, a partial repayment of the mortgage encumbering Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2010 ranged from 5.25% to 15.61%. Interest expense was approximately $143,000 and $308,000 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Partnership made payments of principal and accrued interest of approximately $2,049,000 and $4,280,000, respectively, from settlement proceeds (as discussed above), insurance proceeds and cash from operations, respectively. At June 30, 2010 and December 31, 2009, approximately $2,267,000 and $2,444,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $171,000 to fund operations at Glenbridge Manor Apartments.

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

Highcrest Townhomes

During the six months ended June 30, 2010, the Partnership completed approximately $206,000 of capital improvements at Highcrest Townhomes, consisting primarily of roof replacement, HVAC and sewer upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $940,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to expenditures related to the casualty at the property, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,802,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017.

The mortgage indebtedness encumbering Glenbridge Manor Apartments of approximately $16,589,000 is being amortized over 360 months and requires a balloon payment in 2013. On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note requires monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of $14,835,000 is due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date. The General Partner will attempt to refinance the indebtedness encumbering Glenbridge Manor Apartments and/or sell the property prior to its December 2013 maturity date. In July 2010, the Partnership entered into a sale contract with a third party relating to the sale of Glenbridge Manor Apartments. The General Partner may attempt to refinance the indebtedness encumbering Highcrest Townhomes and/or sell the property prior to termination of the Partnership. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions made by the Partnership during the six months ended June 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.22% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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

3.6           Eighth Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated December 30, 2008. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

10.44                                  Agreement for Purchase and Sale and Joint Escrow Instructions between CCIP/2 Village Brooke, L.L.C., a Delaware limited liability company, and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated July 12, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010).

10.45                                  First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between CCIP/2 Village Brooke, L.L.C., a Delaware limited liability company, and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated July 15, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 2010).

10.46                                  Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between CCIP/2 Village Brooke, L.L.C., a Delaware limited liability company, and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated July 20, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 20, 2010).

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