Form 10-Q
period 2010-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2010-11-15
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 501	$ 377
Receivables and deposits	176	161
Other assets	157	255
Investment in affiliated partnerships (Note C)	442	479
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,290	10,027
	13,950	13,687
Less accumulated depreciation	(4,798)	(4,380)
	9,152	9,307
Assets held for sale (Notes A and E)	--	26,720
	$ 10,428	$ 37,299

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 120	$ 479
Tenant security deposit liabilities	58	51
Distributions payable (Note H)	170	141
Due to affiliates (Note B)	--	2,844
Accrued property taxes	226	343
Other liabilities	221	291
Mortgage note payable (Note F)	10,763	10,876
Liabilities related to assets held for sale
(Notes A and E)	--	17,440
	11,558	32,465

Partners' (Deficiency) Capital
General partner	(468)	(466)
Limited partners (908,661.8 Series A units issued
and outstanding)	(662)	5,300
	(1,130)	4,834
	$ 10,428	$ 37,299

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 527	$ 506	$ 1,584	$ 1,482
Other income	100	66	280	274
Total revenues	627	572	1,864	1,756

Expenses:
Operating	262	238	770	724
General and administrative	163	111	365	377
Depreciation	140	136	418	402
Interest	231	272	760	954
Property taxes	75	85	163	229
Total expenses	871	842	2,476	2,686

Loss before discontinued operations, equity
in loss from investments and distributions
in excess of investment	(244)	(270)	(612)	(930)
Equity in loss from investments (Note C)	(17)	(21)	(37)	(52)
Distributions received in excess of
investment (Note C)	--	--	--	454
(Loss) income from discontinued operations
(Notes A, D and E)	(394)	(743)	548	1,227
Loss from sale of discontinued operations
(Notes A and E)	(88)	(240)	(88)	(240)
Net (loss) income	$ (743)	$(1,274)	$ (189)	$ 459

Net (loss) income allocated to general
partner (1%)	$ (7)	$ (13)	$ (2)	$ 5
Net (loss) income allocated to Series A
unit holders (99%)	(736)	(1,261)	(187)	454
	$ (743)	$(1,274)	$ (189)	$ 459

Per Series A unit:
Loss before discontinued operations	(0.28)	(0.32)	(0.71)	(0.58)
(Loss) income from discontinued operations	(0.43)	(0.81)	0.60	1.34
Loss from sale of discontinued operations	(0.10)	(0.26)	(0.10)	(0.26)
Net (loss) income	$ (0.81)	$ (1.39)	$ (0.21)	$ 0.50

Distribution per Series A unit	$ 6.36	$ --	$ 6.36	$ --

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

			Series A
	Series A	General	Unit
	Units	Partner	Holders	Total

Partners’ (deficiency)
capital at December 31, 2009	908,661.80	$ (466)	$ 5,300	$ 4,834

Distribution to partners	--	--	(5,775)	(5,775)

Net loss for the nine
months ended September 30, 2010	--	(2)	(187)	(189)

Partners’ deficiency
at September 30, 2010	908,661.80	$ (468)	$ (662)	$(1,130)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (189)	$ 459
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	1,069	1,349
Amortization of mortgage premium	--	(31)
Amortization of loan costs	57	40
Casualty gain	(128)	(3,018)
Equity in loss from investments	37	52
Distributions in excess of investment	--	(454)
Impairment loss	800	950
Loss on early extinguishment of debt	105	173
Loss from sale of discontinued operations	88	240
Change in accounts:
Other assets	63	(59)
Accounts receivable	(15)	13
Accounts payable	(333)	(140)
Accrued property taxes	(618)	(360)
Due to affiliates	(538)	(529)
Tenant security deposit liabilities	(73)	(25)
Other liabilities	(148)	15
Net cash provided by (used in) operating activities	177	(1,325)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	9,552	7,882
Property improvements and replacements	(1,259)	(2,195)
Distributions from affiliated partnerships	--	474
Insurance proceeds received	128	4,900
Net withdrawals from restricted escrow	--	36
Net cash provided by investing activities	8,421	11,097

Cash flows from financing activities:
Principal payments on mortgage notes payable	(422)	(2,587)
Repayment of mortgage note payable	--	(4,514)
Prepayment penalty	--	(242)
Advances from affiliate	1,900	3,014
Distribution to partners	(5,746)	--
Repayment of advances from affiliate	(4,206)	(6,155)
Net cash used in financing activities	(8,474)	(10,484)

Net increase (decrease) in cash and cash equivalents	124	(712)
Cash and cash equivalents at beginning of period	377	1,021
Cash and cash equivalents at end of period	$ 501	$ 309
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,559	$ 1,960
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 60
Insurance proceeds held on deposit with the mortgage lender	$ --	$ 389
Assumption of mortgage note payable by the purchaser	$16,511	$ --
Distribution payable to partners	$ 29	$ --

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $26,000 and $666,000, respectively, of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying statements of operations for the three and nine months ended September 30, 2009 have been restated as of January 1, 2009 to reflect the operations of Glenbridge Manor Apartments as (loss) income from discontinued operations and the balance sheet as of December 31, 2009 has been restated to reflect the assets and liabilities of Glenbridge Manor Apartments as held for sale due to its sale on September 9, 2010. In addition, the accompanying statements of operations for the three and nine months ended September 30, 2009 reflect the operations of Windemere Apartments as (loss) income from discontinued operations due to its sale on August 6, 2009 (see Note E).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

Three Months Ended
September 30, 2010

Glenbridge Manor
Apartments

Revenues	$ 712
Expenses	(1,024)
Other (expense) income	(6)
Casualty gain	29
Impairment loss	--
Loss on early extinguishment of debt	(105)
Loss from discontinued operations	$ (394)

	Nine Months Ended
	September 30, 2010

	Windemere	Glenbridge Manor
	Apartments	Apartments	Total

Revenues	$ --	$ 2,624	$ 2,624
Expenses	--	(2,963)	(2,963)
Other (expense) income	--	1,664	1,664
Casualty gain	99	29	128
Impairment loss	--	(800)	(800)
Loss on early extinguishment of debt	--	(105)	(105)
Income from discontinued
operations	$ 99	$ 449	$ 548

		Three Months Ended
		September 30, 2009

	Windemere	Glenbridge
	Apartments	Manor Apartments	Total

Revenues	$ 173	$ 943	$ 1,116
Expenses	(402)	(1,284)	(1,686)
Loss on early extinguishment of debt	(173)	--	(173)
Loss from discontinued
operations	$(402)	$ (341)	$ (743)

		Nine Months Ended
		September 30, 2009

	Windemere	Glenbridge
	Apartments	Manor Apartments	Total

Revenues	$ 1,107	$ 2,905	$ 4,012
Expenses	(1,152)	(3,528)	(4,680)
Casualty gain	220	2,798	3,018
Impairment loss	(950)	--	(950)
Loss on early extinguishment of debt	(173)	--	(173)
(Loss) income from discontinued
operations	$ (948)	$ 2,175	$ 1,227

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $233,000 and $288,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses and (loss) income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $253,000 and $327,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property and loss from sale of discontinued operations. The portion of these reimbursements included in investment property and loss from sale of discontinued operations for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $21,000 and $111,000, respectively. At December 31, 2009, the Partnership owed approximately $400,000 for accountable administrative expenses, which is included in due to affiliates. There were no such amounts due at September 30, 2010.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,900,000 and $3,014,000 during the nine months ended September 30, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments, a partial repayment of the mortgage encumbering Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $190,000 and $406,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership made payments of principal and accrued interest of approximately $4,534,000 and $6,635,000, respectively, from sale proceeds, settlement proceeds (as discussed in “Note D”), insurance proceeds and cash from operations. At December 31, 2009, approximately $2,444,000 of advances and accrued interest were unpaid and are included in due to affiliates. There were no amounts due at September 30, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $188,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $226,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C - Investments in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance at
	Type of	Ownership	September 30,	December 31,
Partnership	Ownership	Percentage	2010	2009
			(in thousands)	(in thousands)
Consolidated
Capital	Special Limited
Properties III	Partner	1.86%	$ --	$ --

Consolidated
Capital	Special Limited
Properties IV	Partner	1.86%	442	479
			$ 442	$ 479

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2010 and 2009, the Partnership recognized equity in loss from the operating results of the investments of approximately $37,000 and $52,000, respectively. During the nine months ended September 30, 2009, the Partnership received approximately $474,000 of distributions from sale proceeds of two of its affiliated partnerships, approximately $454,000 of which is recognized as income on the accompanying statements of operations. No distributions were received during the nine months ended September 30, 2010. One of the Partnership’s affiliated partnerships, Consolidated Capital Growth Fund, was liquidated during the fourth quarter of 2009.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages are approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, approximately $4,639,000 of which was received during the nine months ended September 30, 2009 and approximately $199,000 to cover lost rents, approximately $138,000 of which was received during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $1,841,000. During the three and nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in (loss) income from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the nine months ended September 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $2,978,000 during the nine months ended September 30, 2010 for its attorneys’ fees related to this case, and approximately $19,000 subsequent to September 30, 2010, which is included in receivables and deposits at September 30, 2010, for a total of approximately $2,997,000. The attorneys’ fees and reimbursement of attorneys’ fees are reflected in (loss) income from discontinued operations for the three and nine months ended September 30, 2010 and 2009. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the nine months ended September 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which are included in (loss) income from discontinued operations. During the nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $99,000, which are included in (loss) income from discontinued operations.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the nine months ended September 30, 2009, which are reflected as a reduction of operating expenses.

Note E - Sale of Investment Properties

On September 9, 2010, the Partnership sold Glenbridge Manor Apartments to a third party for a gross sale price of $26,200,000. The net proceeds realized by the Partnership were approximately $9,552,000 after payment of closing costs of approximately $137,000 and the assumption of the mortgage debt encumbering the property of approximately $16,511,000 by the purchaser. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, “Property, Plant and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the sale price during the nine months ended September 30, 2010. This amount is included in (loss) income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $88,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $105,000 due to the write off of unamortized loan costs, which is included in (loss) income from discontinued operations for the three and nine months ended September 30, 2010.

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the nine months ended September 30, 2009. This amount is included in (loss) income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $240,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of unamortized mortgage premium of approximately $69,000, which is included in (loss) income from discontinued operations for the three and nine months ended September 30, 2009.

Note F – Modification of Mortgage Note Payable

On April 7, 2009, the Partnership amended the mortgage note encumbering Glenbridge Manor Apartments, as a result of a principal payment of approximately $2,000,000, which was funded with an advance from AIMCO Properties, L.P. The amendment to the mortgage note required monthly payments of principal and interest of approximately $117,000 beginning on May 15, 2009 until the December 2013 maturity, at which time a balloon payment of approximately $14,835,000 was scheduled to be due. The previous terms consisted of monthly payments of principal and interest of approximately $131,000 with a balloon payment of approximately $16,566,000 due at the December 2013 maturity date. The Partnership sold Glenbridge Manor Apartments to a third party on September 9, 2010.

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,623,000.

Note H – Distributions

The Partnership distributed the following amounts to the unit holders during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

	Nine months ended	Per Series A	Nine months ended	Per Series A
	September 30, 2010	Unit	September 30, 2009	Unit

Sale (1)	$ 5,775	$ 6.36	$ --	$ --

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

For 2010, the increase in distributions payable of approximately $29,000 represents the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments.

Note I – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Highcrest Townhomes (1)	97%	91%
Wood Ridge, Illinois

(1)   The General Partner attributes the increase in occupancy at Highcrest Townhomes to improved customer service and competitive pricing efforts.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2010 was approximately $743,000, compared to a net loss of approximately $1,274,000 for the three months ended September 30, 2009. The Partnership’s net loss for the nine months ended September 30, 2010 was approximately $189,000, compared to net income of approximately $459,000 for the nine months ended September 30, 2009.  The statements of operations for the three and nine months ended September 30, 2009 have been restated as of January 1, 2009 to reflect the operations of Glenbridge Manor Apartments as (loss) income from discontinued operations and the balance sheet as of December 31, 2009 has been restated to reflect the assets and liabilities of Glenbridge Manor Apartments as held for sale due to its sale on September 9, 2010. In addition, the statements of operations for the three and nine months ended September 30, 2009 reflect the operations of Windemere Apartments as loss from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

Three Months Ended
September 30, 2010

Glenbridge Manor
Apartments

Revenues	$ 712
Expenses	(1,024)
Other (expense) income	(6)
Casualty gain	29
Impairment loss	--
Loss on early extinguishment of debt	(105)
Loss from discontinued operations	$ (394)

	Nine Months Ended
	September 30, 2010

	Windemere	Glenbridge Manor
	Apartments	Apartments	Total

Revenues	$ --	$ 2,624	$ 2,624
Expenses	--	(2,963)	(2,963)
Other (expense) income	--	1,664	1,664
Casualty gain	99	29	128
Impairment loss	--	(800)	(800)
Loss on early extinguishment of debt	--	(105)	(105)
Income from discontinued
operations	$ 99	$ 449	$ 548

		Three Months Ended
		September 30, 2009

	Windemere	Glenbridge
	Apartments	Manor Apartments	Total

Revenues	$ 173	$ 943	$ 1,116
Expenses	(402)	(1,284)	(1,686)
Loss on early extinguishment of debt	(173)	--	(173)
Loss from discontinued
operations	$(402)	$ (341)	$ (743)

		Nine Months Ended
		September 30, 2009

	Windemere	Glenbridge
	Apartments	Manor Apartments	Total

Revenues	$ 1,107	$ 2,905	$ 4,012
Expenses	(1,152)	(3,528)	(4,680)
Casualty gain	220	2,798	3,018
Impairment loss	(950)	--	(950)
Loss on early extinguishment of debt	(173)	--	(173)
(Loss) income from discontinued
operations	$ (948)	$ 2,175	$ 1,227

On September 9, 2010, the Partnership sold Glenbridge Manor Apartments to a third party for a gross sale price of $26,200,000. The net proceeds realized by the Partnership were approximately $9,552,000 after payment of closing costs of approximately $137,000 and the assumption of the mortgage debt encumbering the property of approximately $16,511,000 by the purchaser. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, “Property, Plant and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the sale price during the nine months ended September 30, 2010. This amount is included in (loss) income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $88,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $105,000 due to the write off of unamortized loan costs, which is included in (loss) income from discontinued operations for the three and nine months ended September 30, 2010.

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and FASB ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the nine months ended September 30, 2009. This amount is included in (loss) income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $240,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of unamortized mortgage premium of approximately $69,000, which is included in (loss) income from discontinued operations for the three and nine months ended September 30, 2009.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages are approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, approximately $4,639,000 of which was received during the nine months ended September 30, 2009 and approximately $199,000 to cover lost rents, approximately $138,000 of which was received during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $2,798,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $1,841,000. During the three and nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in (loss) income from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the nine months ended September 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $2,978,000 during the nine months ended September 30, 2010 for its attorneys’ fees related to this case, and approximately $19,000 subsequent to September 30, 2010, which is included in receivables and deposits at September 30, 2010, for a total of approximately $2,997,000. The attorneys’ fees and reimbursement of attorneys’ fees are reflected in (loss) income from discontinued operations for the three and nine months ended September 30, 2010 and 2009. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the nine months ended September 30, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which are included in (loss) income from discontinued operations. During the nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $99,000, which are included in (loss) income from discontinued operations.

In July 2008, Highcrest Townhomes experienced damages of approximately $23,000 from a broken water pipe causing damage to 3 units. The Partnership received insurance proceeds of approximately $13,000 to cover the damages during the nine months ended September 30, 2009, which are reflected as a reduction of operating expenses.

The Partnership’s loss before discontinued operations was approximately $261,000 and $649,000 for the three and nine months ended September 30, 2010, respectively, compared to approximately $291,000 and $528,000 for the three and nine months ended September 30, 2009, respectively. The decrease in loss before discontinued operations for the three months ended September 30, 2010 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in loss before discontinued operations for the nine months ended September 30, 2010 is due to a decrease in distributions in excess of investments in affiliated partnerships, partially offset by a decrease in total expenses and an increase in total revenues.

The increase in total revenues for the three months ended September 30, 2010 is due to increases in both rental and other income. The increase in total revenues for the nine months ended September 30, 2010 is due to an increase in rental income. Other income remained relatively constant for the nine months ended September 30, 2010. The increase in rental income for the three months ended September 30, 2010 is primarily due to an increase in occupancy, partially offset by an increase in bad debt expense at Highcrest Townhomes. The increase in rental income for the nine months ended September 30, 2010 is primarily due to an increase in occupancy, partially offset by a decrease in the average rental rate at Highcrest Townhomes. The increase in other income for the three months ended September 30, 2010 is primarily due to an increase in resident utility reimbursements at Highcrest Townhomes.

The increase in total expenses for the three months ended September 30, 2010 is due to increases in operating and general and administrative expenses, partially offset by decreases in interest and property tax expenses. Depreciation expense remained relatively constant for the three months ended September 30, 2010.  Total expenses decreased for the nine months ended September 30, 2010 due to decreases in interest, property tax and general and administrative expenses, partially offset by increases in operating and depreciation expenses. Interest expense decreased for both periods primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance in 2010.  Property tax expense decreased for both periods primarily due to an adjustment to the tax accrual at Highcrest Apartments as a result of the receipt of the tax bill during the three and nine months ended September 30, 2010. Operating expenses increased for both periods primarily due to an increase in utilities at Highcrest Townhomes. Depreciation expense increased for the nine months ended September 30, 2010 due to property improvements and replacements placed into service at Highcrest Townhomes during the past twelve months.

General and administrative expenses increased for the three months ended September 30, 2010 primarily due to increases in management reimbursements charged by the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. General and administrative expenses decreased for the nine months ended September 30, 2010 primarily due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

The equity in loss from investments for the three and nine months ended September 30, 2010 and 2009 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for under the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the nine months ended September 30, 2009, the Partnership received approximately $474,000 from two of its affiliated partnerships, approximately $454,000 of which was recognized as income on the statements of operations. No such distributions were received during the nine months ended September 30, 2010. One of the Partnership’s affiliated partnerships, Consolidated Capital Growth Fund, was liquidated during the fourth quarter of 2009.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $501,000, compared to approximately $377,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $124,000 is due to approximately $8,421,000 of cash provided by investing activities and approximately $177,000 of cash provided by operating activities, partially offset by approximately $8,474,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Glenbridge Manor Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of a distribution to the Series A unit holders, principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances received from AIMCO Properties, L.P, partially offset by advances received from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,900,000 and $3,014,000 during the nine months ended September 30, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments, a partial repayment of the mortgage encumbering Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $190,000 and $406,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership made payments of principal and accrued interest of approximately $4,534,000 and $6,635,000, respectively, from sales proceeds, settlement proceeds (as discussed above), insurance proceeds and cash from operations. At December 31, 2009, approximately $2,444,000 of advances and accrued interest were unpaid and are included in due to affiliates. There were no amounts due at September 30, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's remaining property are detailed below.

Highcrest Townhomes

During the nine months ended September 30, 2010, the Partnership completed approximately $263,000 of capital improvements at Highcrest Townhomes, consisting primarily of roof replacement, HVAC and sewer upgrades, cabinet upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $970,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of floor covering replacement and construction related to the casualty discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership sold Glenbridge Manor Apartments to a third party on September 9, 2010.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,763,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. The General Partner may attempt to refinance the indebtedness encumbering Highcrest Townhomes and/or sell the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts to the unit holders during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

		Per		Per
	Nine months ended	Series A	Nine months ended	Series A
	September 30, 2010	Unit	September 30, 2009	Unit

Sale (1)	$ 5,775	$ 6.36	$ --	$ --

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

For 2010, the increase in distributions payable of approximately $29,000 represents the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.22% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.22% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is stated at its fair market value at the time of foreclosure, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property. These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: November 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 15, 2010	By: /s/Stephen B. Waters
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