Form 10-K
period 2010-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2011-03-25
CIK 719184

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                         Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Item 1.     Business

Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 634.50 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership currently owns and operates one residential investment property. The Partnership sold two investment properties, Windemere Apartments and Glenbridge Manor Apartments, to third parties on August 6, 2009 and September 9, 2010, respectively. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

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

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Acquisition	Type of Ownership	Use

Highcrest Townhomes	08/22/02	Fee ownership, subject to	Apartment
Wood Ridge, Illinois		first mortgage	176 units

On September 9, 2010, the Partnership sold Glenbridge Manor Apartments to a third party for a gross sale price of $26,200,000. The net proceeds realized by the Partnership were approximately $9,552,000 after payment of closing costs of approximately $137,000 and the assumption of the mortgage debt encumbering the property of approximately $16,511,000 by the purchaser. As a result of the sale, the Partnership recorded a loss of approximately $69,000. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $105,000 due to the write off of unamortized loan costs.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Highcrest
Townhomes	$14,027	$ 4,939	5-30 yrs	S/L	$ 9,783

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2010	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Highcrest Townhomes	$10,724	6.17%	30 yrs	10/01/17	$ 9,414

(1)   Fixed rate mortgage.

(2)   See “Note B – Mortgage Note Payable" to the financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay this loan and other specific details about this loan.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2010 and 2009 are as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2010	2009	2010	2009

Highcrest Townhomes	$12,606	$12,658	97%	93%

The General Partner attributes the increase in occupancy at Highcrest Townhomes to improved customer service and competitive pricing efforts.

The real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rate in 2010 for the property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)

Highcrest Townhomes	$279	6.92%

Capital Improvements

Highcrest Townhomes

During the year ended December 31, 2010 the Partnership completed approximately $340,000 of capital improvements at Highcrest Townhomes, consisting primarily of roof replacement, HVAC and sewer upgrades, cabinet upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Glenbridge Manor Apartments

During the year ended December 31, 2010, the Partnership completed approximately $970,000 of capital improvements at Glenbridge Manor Apartments, consisting primarily of floor covering replacement and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership sold Glenbridge Manor Apartments to a third party on September 9, 2010.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.    During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $4,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement.  These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 14,861 holders of record owning an aggregate of 908,499.10 Units. Affiliates of the General Partner owned 574,447.25 Units or approximately 63.23% of the outstanding Units at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts to the unit holders during the years ended December 30, 2010 and 2009 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series A
	December 31, 2010	Unit	December 31, 2009	Unit

Sale (1)	$6,135	$ 6.75	$ --	$ --

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

For 2010, the increase in distributions payable of approximately $29,000 represents the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 Units in the Partnership representing 63.23% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2010 and 2009 was approximately $272,000 and $574,000, respectively.  The statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2009 has been restated as of January 1, 2009 to reflect the operations of Glenbridge Manor Apartments as income from discontinued operations and the balance sheet as of December 31, 2009 has been restated to reflect the assets and liabilities of Glenbridge Manor Apartments as held for sale due to its sale on September 9, 2010.  In addition, the statement of operations for the year ended December 31, 2009 reflects the operations of Windemere Apartments as loss from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

		Year Ended
		December 31, 2010

	Windemere	Glenbridge Manor
	Apartments	Apartments	Total

Revenues	$ --	$ 2,624	$ 2,624
Expenses	--	(2,955)	(2,955)
Other income	--	1,664	1,664
Casualty gain	99	29	128
Impairment loss	--	(800)	(800)
Loss on early extinguishment of debt	--	(105)	(105)
Income from discontinued operations	$ 99	$ 457	$ 556

		Year Ended
		December 31, 2009

	Windemere	Glenbridge Manor
	Apartments	Apartments	Total

Revenues	$ 1,107	$ 3,930	$ 5,037
Expenses	(1,127)	(5,343)	(6,470)
Casualty gain	220	2,686	2,906
Impairment loss	(950)	--	(950)
Loss on early extinguishment of debt	(173)	--	(173)
(Loss) income from discontinued
operations	$ (923)	$ 1,273	$ 350

On September 9, 2010, the Partnership sold Glenbridge Manor Apartments to a third party for a gross sale price of $26,200,000. The net proceeds realized by the Partnership were approximately $9,552,000 after payment of closing costs of approximately $137,000 and the assumption of the mortgage debt encumbering the property of approximately $16,511,000 by the purchaser. In accordance with the Partnership’s impairment policy and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the sale price during the year ended December 31, 2010. This amount is included in income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $105,000 due to the write off of unamortized loan costs, which is included in income from discontinued operations for the year ended December 31, 2010.

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the year ended December 31, 2009. This amount is included in income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $227,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of the unamortized mortgage premium of approximately $69,000, which is included in income from discontinued operations for the year ended December 31, 2009.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages are approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the year ended December 31, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in income from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the year ended December 31, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010 for its attorneys’ fees related to this case. The attorneys’ fees and reimbursement of attorneys’ fees are reflected in income from discontinued operations for the years ended December 31, 2010 and 2009. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which are included in income from discontinued operations. During the year ended December 31, 2010, the Partnership received additional proceeds of approximately $99,000, which are included in income from discontinued operations.

The Partnership’s loss before discontinued operations for the year ended December 31, 2010 was approximately $759,000, compared with loss before discontinued operations of approximately $697,000 for the year ended December 31, 2009.  The increase in loss before discontinued operations is due to a decrease in distributions in excess of investments in affiliated partnerships, partially offset by a decrease in total expenses and an increase in total revenues.

Total expenses decreased due to decreases in interest and property tax expenses, partially offset by increases in operating and depreciation expenses. General and administrative expenses remained relatively constant for the comparable periods. Interest expense decreased primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of the payoff of the outstanding advance balance with proceeds from the sale of Glenbridge Manor Apartments. The decrease in property tax expense is primarily due to a decrease in the assessed value of Highcrest Townhomes.  Operating expenses increased primarily due to increases in salaries and related benefits and utilities, partially offset by a decrease in advertising expense at Highcrest Townhomes. The increase in depreciation expense is primarily due to assets placed into service at the property during the previous twelve months.

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

Included in general and administrative expenses for the years ended December 31, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to an increase in occupancy, partially offset by a decrease in the average rental rate at Highcrest Townhomes. Other income decreased primarily due to a decrease in lease cancellation fees at Highcrest Townhomes.

The equity in loss from investments for the years ended December 31, 2010 and 2009 is due to the recognition of the Partnership’s share of loss on its investments in affiliated partnerships. These investments are accounted for under the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. During the year ended December 31, 2009, the Partnership received approximately $481,000 from two of its affiliated partnerships, of which approximately $461,000 was recognized as income on the statements of operations.  No distributions were received during the year ended December 31, 2010. Two of the Partnership’s affiliated partnerships, Consolidated Capital Growth Fund and Consolidated Capital Properties III, were liquidated during the fourth quarters of 2009 and 2010, respectively.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $117,000, compared with approximately $377,000 at December 31, 2009. The decrease in cash and cash equivalents of approximately $260,000 is due to approximately $8,873,000 of cash used in financing activities, partially offset by approximately $8,358,000 and $255,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to the Series A unit holders, principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from AIMCO Properties, L.P., partially offset by advances from AIMCO Properties, L.P. Cash provided by investing activities consisted of net proceeds from the sale of Glenbridge Manor Apartments and insurance proceeds received, partially offset by property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,900,000 and $3,014,000 during the years ended December 31, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments, a partial repayment of the mortgage encumbering Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $190,000 and $471,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership made payments of principal and accrued interest of approximately $4,534,000 and $6,898,000, respectively, from sale proceeds, settlement proceeds (as discussed above), insurance proceeds and cash from operations. At December 31, 2009, approximately $2,444,000 of advances and accrued interest were unpaid and were included in due to affiliates. There were no amounts due at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,724,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. The General Partner may attempt to refinance the indebtedness encumbering the property and/or sell the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts to the unit holders during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series B
	December 31, 2010	Unit	December 31, 2009	Unit

Sale (1)	$6,135	$ 6.75	$ --	$ --

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

For 2010, the increase in distributions payable of approximately $29,000 represents the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2, LP as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2, LP at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 117	$ 377
Receivables and deposits	122	161
Other assets	151	255
Investment in affiliated partnerships (Note E)	437	479
Investment property (Notes B and D)
Land	3,660	3,660
Buildings and related personal property	10,367	10,027
	14,027	13,687
Less accumulated depreciation	(4,939)	(4,380)
	9,088	9,307
Assets held for sale (Notes A and H)	--	26,720
	$ 9,915	$ 37,299

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 98	$ 479
Tenant security deposit liabilities	56	51
Distributions payable (Note I)	170	141
Due to affiliates (Note C)	--	2,844
Accrued property taxes	302	343
Other liabilities	138	291
Mortgage note payable (Note B)	10,724	10,876
Liabilities related to assets held for sale
(Notes A, B and H)	--	17,440
	11,488	32,465

Partners' (Deficiency) Capital
General partner	(469)	(466)
Limited partners	(1,104)	5,300
	(1,573)	4,834
	$ 9,915	$ 37,299

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2010	2009
Revenues:
Rental income	$ 2,109	$ 2,005
Other income	376	388
Total revenues	2,485	2,393

Expenses:
Operating	1,014	981
General and administrative	455	457
Depreciation	559	539
Interest	936	1,192
Property taxes	238	315
Total expenses	3,202	3,484

Loss before discontinued operations, equity in loss
from investments and distributions in excess of
investment	(717)	(1,091)
Equity in loss from investments (Note E)	(42)	(67)
Distributions received in excess of investment (Note E)	--	461
Income from discontinued operations (Note A)	556	350
Loss from sale of discontinued operations (Note H)	(69)	(227)
Net loss (Note F)	$ (272)	$ (574)

Net loss allocated to general partner (1%)	$ (3)	$ (6)
Net loss allocated to Series A unit holders (99%)	(269)	(568)

	$ (272)	$ (574)

Per Series A unit:
Loss before discontinued operations	$ (0.83)	$ (0.75)
Income from discontinued operations	0.60	0.38
Loss from sale of discontinued operations	(0.07)	(0.25)
Net loss	$ (0.30)	$ (0.62)

Distributions per Series A unit	$ 6.75	$ --

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                          (in thousands, except unit data)

			Series A
	Series A	General	Unit

Units

Partner

			Holders	Total

Partners’ (deficiency)

capital at

December 31, 2008

 908,998.20

  $ (460)

			$ 5,868	$ 5,408

Abandonment of Units
(Note A)	(336.40)	--	--	--

Net loss for the year ended
December 31, 2009	--	(6)	(568)	(574)

Partners’ (deficiency)
capital at
December 31, 2009	908,661.80	(466)	5,300	4,834

Abandonment of Units
(Note A)	(162.70)	--	--	--

Distributions to partners	--	--	(6,135)	(6,135)

Net loss for the year ended
December 31, 2010	--	(3)	(269)	(272)

Partners’ deficiency at
December 31, 2010	908,499.10	$ (469)	$(1,104)	$(1,573)

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,

	2010	2009

Cash flows from operating activities:
Net loss	$ (272)	$ (574)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,210	1,703
Amortization of mortgage premium	--	(31)
Amortization of loan costs	67	53
Casualty gain	(128)	(2,908)
Loss on early extinguishment of debt	105	173
Distributions in excess of investment	--	(461)
Impairment loss	800	950
Loss from sale of discontinued operations	69	227
Equity in loss from investments	42	67
Change in accounts:
Other assets	59	29
Receivables and deposits	39	(6)
Accounts payable	(369)	107
Accrued property taxes	(542)	(163)
Due to affiliates	(538)	(559)
Tenant security deposit liabilities	(75)	(21)
Other liabilities	(212)	30
Net cash provided by (used in) operating activities	255	(1,384)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	9,552	7,882
Property improvements and replacements	(1,322)	(2,481)
Insurance proceeds received	128	5,591
Distributions from affiliated partnerships	--	481
Net withdrawals from restricted escrow	--	36
Net cash provided by investing activities	8,358	11,509

Cash flows from financing activities:
Principal payments on mortgage notes payable	(461)	(2,736)
Repayment of mortgage note payable	--	(4,514)
Prepayment penalty	--	(242)
Distributions to partners	(6,106)	--
Advances from affiliate	1,900	3,014
Repayment of advances from affiliate	(4,206)	(6,291)
Net cash used in financing activities	(8,873)	(10,769)

Net decrease in cash and cash equivalents	(260)	(644)
Cash and cash equivalents at beginning of year	377	1,021
Cash and cash equivalents at end of year	$ 117	$ 377
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,725	$ 2,494
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 14	$ 26
Assumption of mortgage note payable by the purchaser	$ 16,511	$ --
Distribution payable to partners	$ 29	$ --

Included in property improvements and replacements for the year ended December 31, 2009 are approximately $666,000 of property improvements and replacements which were included in accounts payable at December 31, 2008.

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2010

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983. ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") is the general partner of the Partnership.  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. The Partnership commenced operations on July 22, 1983.  The Partnership currently owns and operates one residential investment property, located in Illinois.

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Basis of Presentation:  The statement of operations for the year ended December 31, 2009 has been restated as of January 1, 2009 to reflect the operations of Glenbridge Manor Apartments as income from discontinued operations and the balance sheet as of December 31, 2009 has been restated to reflect the assets and liabilities of Glenbridge Manor Apartments as held for sale due to its sale on September 9, 2010.  In addition, the accompanying statement of operations for the year ended December 31, 2009 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009 (see Note H).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2010 and 2009 (in thousands).

		Year Ended
		December 31, 2010

	Windemere	Glenbridge Manor
	Apartments	Apartments	Total

Revenues	$ --	$ 2,624	$ 2,624
Expenses	--	(2,955)	(2,955)
Other income	--	1,664	1,664
Casualty gain	99	29	128
Impairment loss	--	(800)	(800)
Loss on early extinguishment of debt	--	(105)	(105)
Income from discontinued operations	$ 99	$ 457	$ 556

		Year Ended
		December 31, 2009

	Windemere	Glenbridge Manor
	Apartments	Apartments	Total

Revenues	$ 1,107	$ 3,930	$ 5,037
Expenses	(1,127)	(5,343)	(6,470)
Casualty gain	220	2,686	2,906
Impairment loss	(950)	--	(950)
Loss on early extinguishment of debt	(173)	--	(173)
(Loss) income from discontinued
operations	$ (923)	$ 1,273	$ 350

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $72,000 and $248,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Abandoned Units: During 2010 and 2009, the number of limited partnership units (the “Units”) decreased by 162.70 and 336.40 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit: Net loss per Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 908,661.8 and 908,998.2 units outstanding for 2010 and 2009, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment property: Investment property consists of one apartment complex and is stated at fair market value at the time of foreclosure in 2002, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. During the year ended December 31, 2009, the Partnership capitalized approximately $2,000 of interest, approximately $1,000 of real estate taxes, and less than $1,000 of insurance. No such costs were capitalized during the year ended December 31, 2010. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. As discussed in “Note H – Sale of Investment Properties”, the Partnership recorded impairment losses of approximately $800,000 and $950,000 related to its investments in Glenbridge Manor Apartments and Windemere Apartments, respectively, during the years ended December 31, 2010 and 2009, respectively. These amounts are included in income from discontinued operations.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $74,000 and $142,000 for the years ended December 31, 2010 and 2009, respectively, were charged to expense as incurred and are included in operating expenses and income from discontinued operations.

Deferred Costs: Loan costs of approximately $213,000 and $521,000 at December 31, 2010 and 2009, less accumulated amortization of approximately $94,000 and $230,000, respectively, are included in other assets and assets held for sale. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements.  As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets.  The Partnership term expires December 31, 2013, which is prior to the maturity of the mortgage note payable encumbering Highcrest Townhomes.  The General Partner unsuccessfully pursued extending the Partnership term.  Therefore, the Partnership determined that the loan costs encumbering Highcrest Townhomes should be amortized over the remaining life of the Partnership.  Prior to the change in estimate, the loan costs would have been fully amortized in 2017, the date the mortgage note payable encumbering Highcrest Townhomes matures.  The effect of this change did not have a material effect on the Partnership’s financial condition or results of operations. Amortization expense was approximately $67,000 and $53,000 for the years ended December 31, 2010 and 2009, respectively, and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $40,000 for each of the years 2011 and 2012 and approximately $39,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and income from discontinued operations.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage note payable.  At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B – Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due at
	2010	2009	Interest	Rate	Date (1)	Maturity
	(in thousands)					(in thousands)
Property
Highcrest Townhomes	$10,724	$10,876	$ 68	6.17%	10/01/17	$ 9,414

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

The mortgage note payable is a fixed rate mortgage that is nonrecourse and is secured by a pledge of the Partnership’s investment property and by pledge of revenues from the respective investment property. The mortgage note imposes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

While the Partnership termination date is December 31, 2013, scheduled principal payments of the mortgage note payable subsequent to December 31, 2010 are as follows (in thousands):

Mortgage
Notes

2011	$ 161
2012	172
2013	183
2014	194
2015	207
Thereafter	9,807
$10,724

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $263,000 and $364,000, for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $285,000 and $370,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property, assets held for sale and loss from sale of discontinued operations. The portion of these reimbursements included in investment property, assets held for sale and loss from sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $28,000 and $121,000, respectively. At December 31, 2009, the Partnership owed approximately $400,000 for accountable administrative expenses, which is included in due to affiliates. No such amounts were owed at December 31, 2010.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,900,000 and $3,014,000 during the years ended December 31, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments, a partial repayment of the mortgage encumbering Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $190,000 and $471,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership made payments of principal and accrued interest of approximately $4,534,000 and $6,898,000, respectively, from sale proceeds, settlement proceeds (as discussed in “Note G”), insurance proceeds and cash from operations. At December 31, 2009, approximately $2,444,000 of advances and accrued interest were unpaid and are included in due to affiliates. There were no amounts due at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $199,000 and $226,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 Units in the Partnership representing 63.23% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Highcrest Townhomes	$10,724	$ 3,660	$ 8,540	$ 1,827

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life

Highcrest
Townhomes	$3,660	$10,367	$14,027	$ 4,939	1968	08/22/02	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Properties
Balance at beginning of year	$ 46,979	$ 59,348
Property improvements	1,310	1,841
Saleof investment property	(33,462)	(10,543)
Impairment loss	(800)	(950)
Disposal of assets	--	(2,717)
Balance at end of year	$ 14,027	$ 46,979

Accumulated Depreciation
Balance at beginning of year	$ 11,079	$ 12,303
Additions charged to expense	1,210	1,703
Saleof investment property	(7,350)	(2,458)
Disposal of assets	--	(469)
Balance at end of year	$ 4,939	$ 11,079

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2010 and 2009 is approximately $14,028,000 and $44,589,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $4,245,000 and $11,555,000, respectively.

Note E - Investment in Affiliated Partnerships

The Partnership has investments in the following affiliated partnerships:

			Investment Balance At December 31,
		Ownership
Partnership	Type of Ownership	Percentage	2010	2009
			(in thousands)
Consolidated Capital	Special Limited
Properties III	Partner	1.86%	$ --	$ --
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	437	479
			$ 437	$ 479

These investments are accounted for using the equity method of accounting. Distributions from the affiliated partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2010 and 2009, the Partnership recognized equity in loss from the operating results of the investments of approximately $42,000 and $67,000, respectively. During the year ended December 31, 2009, the Partnership received approximately $481,000 of distributions from sale proceeds of two of its affiliated partnerships, approximately $461,000 of which is recognized as income on the accompanying statements of operations. No distributions were received during the year ended December 31, 2010. Two of the Partnership’s affiliated partnerships, Consolidated Capital Growth Fund and Consolidated Capital Properties III, were liquidated during the years ended December 31, 2009 and 2010, respectively.

Note F - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	2010	2009

Net loss as reported	$ (272)	$ (574)
(Deduct) Add:
Depreciation differences	(74)	(233)
Change in prepaid rental	(40)	(14)
Casualty gain	--	(2,688)
Gain (loss) on sale of investment property	3,706	(848)
Other	(514)	732

Federal taxable income (loss)	$ 2,806	$ (3,625)

Federal taxable income (loss) per
Series A unit holder	$ 3.06	$ (3.95)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2010	2009
Net (liabilities) assets as reported	$(1,573)	$ 4,834
Building and land	1	(2,390)
Accumulated depreciation	694	(476)
Syndication fees	25,796	25,796
Other	2,785	3,267
Net assets - tax basis	$27,703	$31,031

Note G - Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages are approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the year ended December 31, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in income from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the year ended December 31, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010 for its attorneys’ fees related to this case. The attorneys’ fees and reimbursement of attorneys’ fees are reflected in income from discontinued operations for the years ended December 31, 2010 and 2009. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000, which are included in income from discontinued operations. During the year ended December 31, 2010, the Partnership received additional proceeds of approximately $99,000, which are included in income from discontinued operations.

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

Note H - Sale of Investment Properties

On September 9, 2010, the Partnership sold Glenbridge Manor Apartments to a third party for a gross sale price of $26,200,000. The net proceeds realized by the Partnership were approximately $9,552,000 after payment of closing costs of approximately $137,000 and the assumption of the mortgage debt encumbering the property of approximately $16,511,000 by the purchaser. In accordance with the Partnership’s impairment policy and ASC Topic 360-10, “Property, Plant and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the sale price during the year ended December 31, 2010. This amount is included in income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $69,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $105,000 due to the write off of unamortized loan costs, which is included in income from discontinued operations for the year ended December 31, 2010.

On August 6, 2009, the Partnership sold Windemere Apartments to a third party for a gross sale price of approximately $8,077,000. The net proceeds realized by the Partnership were approximately $7,882,000 after payment of closing costs. The Partnership used approximately $4,514,000 of the net proceeds to repay the mortgage encumbering the property. In accordance with the Partnership’s impairment policy and ASC Topic 360-10, the Partnership recorded an impairment loss of approximately $950,000 to write the property value down to the sale price during the year ended December 31, 2009. This amount is included in income from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $227,000, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $173,000 due to a prepayment penalty of approximately $242,000, partially offset by the write off of the unamortized mortgage premium of approximately $69,000, which is included in income from discontinued operations for the year ended December 31, 2009.

Note I – Distributions

The Partnership distributed the following amounts to the unit holders during the years ended December 30, 2010 and 2009 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series A
	December 31, 2010	Unit	December 31, 2009	Unit

Sale (1)	$6,135	$ 6.75	$ --	$ --

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

For 2010, the increase in distributions payable of approximately $29,000 represents the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments.

Note J - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $3,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.    During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $4,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement.  These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2010:

Entity	Number of Units	Percentage
Reedy River Properties
(an affiliate of AIMCO)	168,736.50	18.57%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	320,951.45	35.33%
Cooper River Properties, LLC
(an affiliate of AIMCO)	67,518.70	7.43%

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $263,000 and $364,000, for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses and income from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $285,000 and $370,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property, assets held for sale and loss from sale of discontinued operations on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property, assets held for sale and loss from sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $28,000 and $121,000, respectively. At December 31, 2009, the Partnership owed approximately $400,000 for accountable administrative expenses, which is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were owed at December 31, 2010.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,900,000 and $3,014,000 during the years ended December 31, 2010 and 2009, respectively, to fund operations at Glenbridge Manor Apartments, a partial repayment of the mortgage encumbering Glenbridge Manor Apartments and reconstruction related to the casualties at Windemere Apartments and Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $190,000 and $471,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership made payments of principal and accrued interest of approximately $4,534,000 and $6,898,000, respectively, from sale proceeds, settlement proceeds, insurance proceeds and cash from operations. At December 31, 2009, approximately $2,444,000 of advances and accrued interest were unpaid and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no amounts due at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $199,000 and $226,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 Units in the Partnership representing 63.23% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $51,000 and $50,000 for 2010 and 2009, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $18,000 and $17,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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

10.34         Agreement for Conveyance of Real Property, including exhibits thereto, between Consolidated Capital Equity Partners/Two, L.P. a California limited partnership and Consolidated Capital Institutional Properties/2, a California limited partnership (Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 22, 2002).

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

10.43                                  First Amendment to Purchase and Sale Contract between CCIP/2 Windemere, L.P., a Delawarelimited partnership, and Derbyshire Investments Windemere, LLC, a Texas limited liability company, dated July 7, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 7, 2009).

10.44                                  Agreement for Purchase and Saleand Joint Escrow Instructions between CCIP/2 Village Brooke, L.L.C., a Delaware limited liability company, and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated July 12, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 12, 2010).

10.45                                  First Amendment to Agreement for Purchase and Saleand Joint Escrow Instructions between CCIP/2 Village Brooke, L.L.C., a Delaware limited liability company, and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated July 15, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 15, 2010).

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