Form 10-Q
period 2011-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2011-05-17
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 127	$ 117
Receivables and deposits	118	122
Other assets	157	151
Investment in affiliated partnership (Note C)	423	437
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,403	10,367
	14,063	14,027
Less accumulated depreciation	(5,080)	(4,939)
	8,983	9,088
	$ 9,808	$ 9,915

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 44	$ 98
Tenant security deposit liabilities	58	56
Distributions payable	170	170
Due to affiliates (Note B)	55	--
Accrued property taxes	366	302
Other liabilities	104	138
Mortgage note payable	10,685	10,724
	11,482	11,488

Partners' Deficit
General partner	(470)	(469)
Limited partners	(1,204)	(1,104)
	(1,674)	(1,573)
	$ 9,808	$ 9,915

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 550	$ 530
Other income	93	92
Total revenues	643	622

Expenses:
Operating	256	263
General and administrative	93	89
Depreciation	141	137
Interest	175	244
Property taxes	65	87
Total expenses	730	820

Loss before discontinued operations and equity in loss
from investments	(87)	(198)

Equity in loss from investments (Note C)	(14)	(3)
Loss from discontinued operations (Notes A and D)	--	(305)
Net loss	$ (101)	$ (506)

Net loss allocated to general partner (1%)	$ (1)	$ (5)
Net loss allocated to Series A unit holders (99%)	(100)	(501)
	$ (101)	$ (506)

Per Series A unit:
Loss before discontinued operations	$(0.11)	$(0.22)
Loss from discontinued operations	--	(0.33)
Net loss	$(0.11)	$(0.55)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

			Series A
	Series A	General	Unit
	Units	Partner	Holders	Total

Partners’ deficit
at December 31, 2010	908,499.10	$ (469)	$(1,104)	$(1,573)

Net loss for the three
months ended March 31, 2011	--	(1)	(100)	(101)

Partners’ deficit
at March 31, 2011	908,499.10	$ (470)	$(1,204)	$(1,674)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$ (101)	$ (506)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	141	364
Amortization of loan costs	10	21
Casualty gain	--	(99)
Equity in loss from investments	14	3
Change in accounts:
Other assets	(16)	(260)
Receivables and deposits	4	13
Accounts payable	(50)	569
Accrued property taxes	64	(32)
Due to affiliates	55	122
Tenant security deposit liabilities	2	(4)
Other liabilities	(34)	(46)
Net cash provided by operating activities	89	145

Cash flows from investing activities:
Property improvements and replacements	(40)	(524)
Insurance proceeds received	--	99
Net cash used in investing activities	(40)	(425)

Cash flows from financing activities:
Advances from affiliate	--	435
Principal payments on mortgage notes payable	(39)	(152)
Net cash (used in) provided by financing activities	(39)	283

Net increase in cash and cash equivalents	10	3
Cash and cash equivalents at beginning of period	117	377

Cash and cash equivalents at end of period	$ 127	$ 380

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 165	$ 406

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 10	$ 48

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $14,000 and $26,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying statement of operations for the three months ended March 31, 2010 has been restated to reflect the operations of Glenbridge Manor Apartments as loss from discontinued operations due to its sale on September 9, 2010. In addition, the accompanying statement of operations for the three months ended March 31, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 (in thousands):

		Three Months Ended
		March 31, 2010

	Windemere	Glenbridge
	Apartments	Manor Apartments	Total

Revenues	$ --	$ 943	$ 943
Expenses	--	(1,347)	(1,347)
Casualty gain	99	--	99
Income (loss) from discontinued
operations	$ 99	$ (404)	$ (305)

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $79,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 for each of the three months ended March 31, 2011 and 2010, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $4,000 and less than $1,000, respectively. At March 31, 2011, the Partnership owed approximately $55,000 for accountable administrative expenses, which is included in due to affiliates. No such amounts were owed at December 31, 2010. Subsequent to March 31, 2011, the Partnership paid the outstanding amount.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $435,000 during the three months ended March 31, 2010 to fund operations at Glenbridge Manor Apartments. No such advances were received during the three months ended March 31, 2011. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $63,000 for the three months ended March 31, 2010. The Partnership repaid the outstanding advance balance and accrued interest during the third quarter of 2010 with proceeds from the sale of Glenbridge Manor Apartments. At March 31, 2011 and December 31, 2010, no amounts were due. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $199,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C - Investment in Affiliated Partnership

The Partnership has an investment in the following affiliated partnership:

			Investment Balance at
	Type of	Ownership	March 31,	December 31,
Partnership	Ownership	Percentage	2011	2010
			(in thousands)	(in thousands)
Consolidated
Capital	Special Limited
Properties IV	Partner	1.86%	$ 423	$ 437

This investment is accounted for using the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2011 and 2010, the Partnership recognized equity in loss from the operating results of the investment of approximately $14,000 and $3,000, respectively.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages are approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the third quarter of 2010, the Partnership received additional proceeds of approximately $29,000. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the second quarter of 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010 for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000. During the three months ended March 31, 2010, the Partnership received additional proceeds of approximately $99,000 which are included in loss from discontinued operations.

Note E – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At March 31, 2011, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Highcrest Townhomes	98%	98%
Wood Ridge, Illinois

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2011 was approximately $101,000, compared to approximately $506,000 for the three months ended March 31, 2010. The statement of operations for the three months ended March 31, 2010 has been restated to reflect the operations of Glenbridge Manor Apartments as loss from discontinued operations due to its sale on September 9, 2010. In addition, the accompanying statement of operations for the three months ended March 31, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 (in thousands):

		Three Months Ended
		March 31, 2010

	Windemere	Glenbridge
	Apartments	Manor Apartments	Total

Revenues	$ --	$ 943	$ 943
Expenses	--	(1,347)	(1,347)
Casualty gain	99	--	99
Income (loss) from discontinued
operations	$ 99	$ (404)	$ (305)

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages are approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the third quarter of 2010, the Partnership received additional proceeds of approximately $29,000. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the second quarter of 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010 for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to AIMCO’s risk pool for the insurance proceeds previously paid to the Partnership.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000. During the three months ended March 31, 2010, the Partnership received additional proceeds of approximately $99,000 which are included in loss from discontinued operations.

The Partnership’s loss before discontinued operations for the three months ended March 31, 2011 was approximately $101,000, compared to loss before discontinued operations of approximately $201,000 for the three months ended March 31, 2010. The decrease in loss before discontinued operations is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased due to decreases in interest and property tax expenses.  Operating, general and administrative and depreciation expenses remained relatively constant for the comparable periods.  Interest expense decreased primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of the payoff of the outstanding advance balance with proceeds from the sale of Glenbridge Manor Apartments during the third quarter of 2010.  Property tax expense decreased primarily due to a decrease in the assessed value of Highcrest Townhomes.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are management reimbursements charged by the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is due to an increase in the average rental rate and a decrease in bad debt expense at Highcrest Townhomes.

The equity in loss from investments for the three months ended March 31, 2011 and 2010 is due to the recognition of the Partnership’s share of loss on its investment in an affiliated partnership. This investment is accounted for under the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. No distributions were received during the three months ended March 31, 2011 or 2010.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $127,000, compared with approximately $117,000 at December 31, 2010.  The increase in cash and cash equivalents of approximately $10,000 is due to approximately $89,000 of cash provided by operating activities, partially offset by approximately $40,000 and $39,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's property are detailed below.

During the three months ended March 31, 2011, the Partnership completed approximately $36,000 of capital improvements at Highcrest Townhomes, consisting primarily of water heater upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,685,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. The General Partner may attempt to refinance the indebtedness encumbering the property and/or sell the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions made by the Partnership during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.23% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is stated at its fair market value at the time of foreclosure in 2002, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: May 17, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2011	By: /s/Stephen B. Waters
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