Form 10-Q
period 2011-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2011-08-12
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 90	$ 117
Receivables and deposits	115	122
Other assets	133	151
Investment in affiliated partnership	--	437
Investment property:
Land	3,660	3,660
Buildings and related personal property	9,507	10,367
Total investment property	13,167	14,027
Less accumulated depreciation	(4,171)	(4,939)
Investment property, net	8,996	9,088
Total assets	$ 9,334	$ 9,915

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 103	$ 98
Tenant security deposit liabilities	55	56
Distributions payable	170	170
Due to affiliates	118	--
Accrued property taxes	299	302
Other liabilities	112	138
Mortgage note payable	10,645	10,724
Total liabilities	11,502	11,488

Partners' Deficit
General partner	(475)	(469)
Limited partners	(1,693)	(1,104)
Total partners’ deficit	(2,168)	(1,573)
Total liabilities and partners’ deficit	$ 9,334	$ 9,915

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 529	$ 527	$ 1,079	$ 1,057
Other income	95	88	188	180
Total revenues	624	615	1,267	1,237

Expenses:
Operating	207	245	463	508
General and administrative	93	113	186	202
Depreciation	141	141	282	278
Interest	175	285	350	529
Property taxes	79	1	144	88
Total expenses	695	785	1,425	1,605

Loss before discontinued operations, impairment loss and equity in loss from investments	(71)	(170)	(158)	(368)
Equity in loss from investments	(6)	(17)	(20)	(20)
Impairment loss in investment	(417)	--	(417)	--
Income from discontinued operations	--	1,247	--	942
Net income (loss)	$ (494)	$ 1,060	$ (595)	$ 554

Net income (loss) allocated to general partner (1%)	$ (5)	$ 11	$ (6)	$ 6
Net income (loss) allocated to Series A unit holders (99%)	$ (489)	$ 1,049	$ (589)	$ 548

Per Series A unit:
Loss before discontinued operations	$ (0.54)	$ (0.20)	$ (0.65)	$ (0.42)
Income from discontinued operations	--	1.35	--	1.02
Net income (loss)	$ (0.54)	$ 1.15	$ (0.65)	$ 0.60

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General Partner	Series A Unit Holders	Total

Partners’ deficit at December 31, 2010	$ (469)	$(1,104)	$(1,573)

Net loss for the six months ended June 30, 2011	(6)	(589)	(595)

Partners’ deficit at June 30, 2011	$ (475)	$(1,693)	$(2,168)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Cash flows from operating activities:
Net income (loss)	$ (595)	$ 554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	282	760
Amortization of loan costs	20	41
Casualty gain	--	(99)
Impairment loss	417	800
Equity in loss from investments	20	20
Change in accounts:
Other assets	(2)	(179)
Receivables and deposits	7	(658)
Accounts payable	(74)	535
Accrued property taxes	(3)	(291)
Due to affiliates	48	154
Tenant security deposit liabilities	(1)	(7)
Other liabilities	(26)	(70)
Net cash provided by operating activities	93	1,560

Cash flows from investing activities:
Property improvements and replacements	(111)	(1,116)
Insurance proceeds received	--	99
Net cash used in investing activities	(111)	(1,017)

Cash flows from financing activities:
Advances from affiliate	70	1,729
Repayment of advances from affiliate	--	(1,908)
Principal payments on mortgage notes payable	(79)	(305)
Net cash used in financing activities	(9)	(484)

Net increase (decrease) in cash and cash equivalents	(27)	59
Cash and cash equivalents at beginning of period	117	377

Cash and cash equivalents at end of period	$ 90	$ 436

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 330	$ 953

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 93	$ 56

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Organization:

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CCIP/2 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each Series A unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $8.45 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $8.45 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

After the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Units. ConCap Equities, Inc. will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, there were issued and outstanding 908,499.10 Units, and AIMCO Properties, L.P. and its affiliates owned 574,447.25 of those Units, or approximately 63.23% of the number of Units outstanding. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

The accompanying statements of operations for the three and six months ended June 30, 2010 have been restated to reflect the operations of Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010. In addition, the accompanying statement of operations for the six months ended June 30, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2010 (in thousands):

Three Months Ended June 30, 2010
Glenbridge Manor Apartments

Revenues	$ 970
Expenses	(951)
Other income	2,028
Impairment Loss	(800)
Income from discontinued operations	$ 1,247

Six Months Ended June 30, 2010
	Windemere Apartments	Glenbridge Manor Apartments	Total

Revenues	$ --	$ 1,913	$ 1,913
Expenses	--	(1,940)	(1,940)
Other income	--	1,670	1,670
Casualty gain	99	--	99
Impairment loss	--	(800)	(800)
Income from discontinued operations	$ 99	$ 843	$ 942

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $156,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $107,000 and $130,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $5,000 and $6,000, respectively. At June 30, 2011, the Partnership owed approximately $47,000 for accountable administrative expenses, which is included in due to affiliates. No such amounts were owed at December 31, 2010.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $70,000 and $1,729,000 during the six months ended June 30, 2011 and 2010, respectively, to fund real estate taxes at Highcrest Townhomes and operations and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at June 30, 2011 was 10.08%. Interest expense was approximately $1,000 and $143,000 for the six months ended June 30, 2011 and 2010, respectively. The Partnership repaid the advance balance and accrued interest outstanding at June 30, 2010 during the third quarter of 2010 with proceeds from the sale of Glenbridge Manor Apartments. At June 30, 2011, approximately $71,000 of advances and accrued interest remain unpaid and are included in due to affiliates. No amounts were due at December 31, 2010.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $199,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C - Investment in Affiliated Partnership

The Partnership has an investment in the following affiliated partnership:

			Investment Balance at
	Type of	Ownership	June 30,	December 31,
Partnership	Ownership	Percentage	2011	2010
			(in thousands)	(in thousands)
Consolidated
Capital	Special Limited
Properties IV	Partner	1.86%	$ --	$ 437

This investment is accounted for using the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During each of the six months ended June 30, 2011 and 2010, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 to write its investment in the affiliated partnership down to zero. The affiliated partnership intends to merge with affiliates of the General Partner and the Partnership will not receive any consideration for its special limited partnership interest nor does the Partnership expect to receive any further distributions from the affiliated partnership.

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages were approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the third quarter of 2010, the Partnership received additional proceeds of approximately $29,000. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the three and six months ended June 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010, approximately $2,300,000 of which was received during the three and six months ended June 30, 2010 and is included in income from discontinued operations, for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to Aimco’s risk pool for the insurance proceeds previously paid to the Partnership.

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

Note E – Impairment of Property

In accordance with the Partnership’s impairment policy and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant, and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 during the three and six months ended June 30, 2010 to write down the value of Glenbridge Manor Apartments to its sale price. Glenbridge Manor Apartments was sold to a third party on September 9, 2010. This impairment loss is included in income from discontinued operations. Due to the impairment loss, Glenbridge Manor Apartments was measured at fair value on a non-recurring basis at June 30, 2010.  This impairment loss, which adjusted the property value to fair value, was based on significant other observable inputs within Level 2 of the valuation hierarchy.

Note F – Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At June 30, 2011, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,618,000.

Note G – Contingencies

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

Note H – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $1,050,000 and accumulated depreciation of approximately $1,050,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Highcrest Townhomes	98%	97%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2011 was approximately $494,000 and $595,000, respectively, compared with net income of approximately $1,060,000 and $554,000, respectively, for the corresponding periods in 2010.  The statements of operations for the three and six months ended June 30, 2010 have been restated to reflect the operations of Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010.  In addition, the statement of operations for the six months ended June 30, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2010 (in thousands):

Three Months Ended June 30, 2010
Glenbridge Manor Apartments

Revenues	$ 970
Expenses	(951)
Other income	2,028
Impairment Loss	(800)
Income from discontinued operations	$ 1,247

Six Months Ended June 30, 2010
	Windemere Apartments	Glenbridge Manor Apartments	Total

Revenues	$ --	$ 1,913	$ 1,913
Expenses	--	(1,940)	(1,940)
Other income	--	1,670	1,670
Casualty gain	99	--	99
Impairment loss	--	(800)	(800)
Income from discontinued operations	$ 99	$ 843	$ 942

In accordance with the Partnership’s impairment policy and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant, and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 during the three and six months ended June 30, 2010 to write down the value of Glenbridge Manor Apartments to its sale price. Glenbridge Manor Apartments was sold to a third party on September 9, 2010. This impairment loss is included in income from discontinued operations. Due to the impairment loss, Glenbridge Manor Apartments was measured at fair value on a non-recurring basis at June 30, 2010.  This impairment loss, which adjusted the property value to fair value, was based on significant other observable inputs within Level 2 of the valuation hierarchy.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages were approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the third quarter of 2010, the Partnership received additional proceeds of approximately $29,000. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the three and six months ended June 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010, approximately $2,300,000 of which was received during the three and six months ended June 30, 2010 and is included in income from discontinued operations, for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to Aimco’s risk pool for the insurance proceeds previously paid to the Partnership.

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

The Partnership’s loss before discontinued operations for the three and six months ended June 30, 2011 was approximately $494,000 and $595,000, respectively, compared to loss before discontinued operations of approximately $187,000 and $388,000, respectively, for the corresponding periods in 2010.  The increase in loss before discontinued operations for both the three months and six months ended June 30, 2011 is due to the recognition of an impairment loss in the investment in the affiliated partnership, partially offset by a decrease in total expenses. The increase in loss before discontinued operations for the six months ended June 30, 2011 was also offset by an increase in total revenues, which remained relatively constant for the three months ended June 30, 2011.

Total expenses decreased for both periods due to decreases in operating, interest and general and administrative expenses, partially offset by an increase in property tax expense. Depreciation expense remained relatively constant for both periods.  Operating expenses decreased for both periods primarily due to a decrease in utility expenses at Highcrest Townhomes. Interest expense decreased for both periods primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance in 2011. Property tax expense increased for both periods due to an adjustment to the tax accrual during the three months ended June 30, 2010 at Highcrest Townhomes as a result of the receipt of the 2009 tax bill which reflected a decrease in the assessed value of the property.

General and administrative expenses decreased for both periods primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

Both rental and other income remained relatively constant for the three months ended June 30, 2011. Total revenues increased for the six months ended June 30, 2011 due to an increase in rental income. Other income remained relatively constant for the six months ended June 30, 2011. The increase in rental income for the six months ended June 30, 2011 is primarily due to increases in the average rental rate and occupancy and a decrease in bad debt expense at Highcrest Townhomes.

The equity in loss from investments for the three and six months ended June 30, 2011 and 2010 is due to the recognition of the Partnership’s share of loss on its investment in an affiliated partnership. This investment is accounted for under the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. No distributions were received during the six months ended June 30, 2011 or 2010. In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 to write its investment in the affiliated partnership down to zero. The affiliated partnership intends to merge with affiliates of the General Partner and the Partnership will not receive any consideration for its special limited partnership interest nor does the Partnership expect to receive any further distributions from the affiliated partnership.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $90,000, compared with approximately $117,000 at December 31, 2010. The decrease in cash and cash equivalents of approximately $27,000 is due to approximately $111,000 and $9,000 of cash used in investing and financing activities, respectively,  partially offset by approximately $93,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by an advance received from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $70,000 and $1,729,000 during the six months ended June 30, 2011 and 2010, respectively, to fund real estate taxes at Highcrest Townhomes and operations and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at June 30, 2011 was 10.08%. Interest expense was approximately $1,000 and $143,000 for the six months ended June 30, 2011 and 2010, respectively. The Partnership repaid the advance balance and accrued interest outstanding at June 30, 2010 during the third quarter of 2010 with proceeds from the sale of Glenbridge Manor Apartments. At June 30, 2011, approximately $71,000 of advances and accrued interest remain unpaid and are included in due to affiliates. No amounts were due at December 31, 2010.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2011, the Partnership completed approximately $190,000 of capital improvements at Highcrest Townhomes, consisting primarily of parking area upgrades, water heater upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,645,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner is currently evaluating its plan with respect to the Partnership’s property (see proposed merger discussion below).

There were no distributions made by the Partnership during the six months ended June 30, 2011 and 2010. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.23% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CCIP/2 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each Series A unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $8.45 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $8.45 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

After the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Units. Concap Equities Inc. will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, there were issued and outstanding 908,499.10 Units, and AIMCO Properties, L.P. and its affiliates owned 574,447.25 of those Units, or approximately 63.23% of the number of Units outstanding. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.1          Agreement and Plan of Merger, dated July 28, 2011, by and among Consolidated Capital Institutional Properties/2, LP, AIMCO Properties, L.P. and AIMCO CCIP/2 Merger Sub LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

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