Form 10-Q
period 2011-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2011-11-09
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$ 86	$ 117
Receivables and deposits	107	122
Other assets	116	151
Investment in affiliated partnership	--	437
Investment property:
Land	3,660	3,660
Buildings and related personal property	9,719	10,367
Total investment property	13,379	14,027
Less accumulated depreciation	(4,318)	(4,939)
Investment property, net	9,061	9,088
Total assets	$ 9,370	$ 9,915

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 92	$ 98
Tenant security deposit liabilities	53	56
Distributions payable	170	170
Due to affiliates	80	--
Accrued property taxes	229	302
Other liabilities	163	138
Mortgage note payable	10,604	10,724
Total liabilities	11,391	11,488

Partners' Deficit
General partner	(473)	(469)
Limited partners	(1,548)	(1,104)
Total partners’ deficit	(2,021)	(1,573)
Total liabilities and partners’ deficit	$ 9,370	$ 9,915

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$ 511	$ 527	$ 1,590	$ 1,584
Other income	97	100	285	280
Total revenues	608	627	1,875	1,864

Expenses:
Operating	243	262	706	770
General and administrative	83	163	269	365
Depreciation	147	140	429	418
Interest	176	231	526	760
Property taxes	77	75	221	163
Total expenses	726	871	2,151	2,476

Loss before discontinued operations, impairment
loss and equity in loss from investments	(118)	(244)	(276)	(612)
Equity in loss from investments	--	(17)	(20)	(37)
Impairment loss on investment	--	--	(417)	--
Income (loss) from discontinued operations	265	(394)	265	548
Loss from sale of discontinued operations	--	(88)	--	(88)
Net income (loss)	$ 147	$ (743)	$ (448)	$ (189)

Net income (loss) allocated to general
partner (1%)	$ 1	$ (7)	$ (4)	$ (2)
Net income (loss) allocated to Series A
unit holders (99%)	$ 146	$ (736)	$ (444)	$ (187)

Per Series A unit:
Loss before discontinued operations	$ (0.13)	$ (0.28)	$ (0.78)	$ (0.71)
Income (loss) from discontinued operations	0.29	(0.43)	0.29	0.60
Loss from sale of discontinued operations	--	(0.10)	--	(0.10)
Net income (loss)	$ 0.16	$ (0.81)	$ (0.49)	$ (0.21)

Distribution per Series A unit	$ --	$ 6.36	$ --	$ 6.36

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

		Series A
	General	Unit
	Partner	Holders	Total

Partners’ deficit at December 31, 2010	$ (469)	$(1,104)	$(1,573)

Net loss for the nine months
ended September 30, 2011	(4)	(444)	(448)

Partners’ deficit at September 30, 2011	$ (473)	$(1,548)	$(2,021)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ (448)	$ (189)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	429	1,069
Amortization of loan costs	30	57
Casualty gain	(265)	(128)
Equity in loss from investments	20	37
Impairment loss	417	800
Loss on early extinguishment of debt	--	105
Loss from sale of discontinued operations	--	88
Change in accounts:
Other assets	5	63
Receivables and deposits	15	(15)
Accounts payable	(53)	(333)
Accrued property taxes	(73)	(618)
Due to affiliates	80	(538)
Tenant security deposit liabilities	(3)	(73)
Other liabilities	25	(148)
Net cash provided by operating activities	179	177

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	9,552
Property improvements and replacements	(355)	(1,259)
Insurance proceeds received	265	128
Net cash provided by (used in) investing activities	(90)	8,421

Cash flows from financing activities:
Principal payments on mortgage notes payable	(120)	(422)
Advances from affiliate	220	1,900
Distribution to partners	--	(5,746)
Repayment of advances from affiliate	(220)	(4,206)
Net cash used in financing activities	(120)	(8,474)

Net increase (decrease) in cash and cash equivalents	(31)	124
Cash and cash equivalents at beginning of period	117	377
Cash and cash equivalents at end of period	$ 86	$ 501
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 497	$ 1,559
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 61	$ --
Assumption of mortgage note payable by the purchaser	$ --	$16,511
Distribution payable to partners	$ --	$ 29

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed. As of September 30, 2011 and December 31, 2010, there were issued and outstanding 908,499.10 Units, and AIMCO Properties, L.P. and its affiliates owned 574,447.25 of those Units, or approximately 63.23% of the number of Units outstanding. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

The accompanying statements of operations for the three and nine months ended September 30, 2011 and 2010 reflect the operations of Glenbridge Manor Apartments as income (loss) from discontinued operations due to its sale on September 9, 2010. In addition, the accompanying statement of operations for the nine months ended September 30, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Three and Nine Months Ended September 30, 2011
Glenbridge Manor Apartments

Revenues	$ --
Expenses	--
Casualty gain	265
Income from discontinued operations	$ 265

Three Months Ended September 30, 2010
Glenbridge Manor Apartments

Revenues	$ 712
Expenses	(1,024)
Other expense	(6)
Casualty gain	29
Loss on early extinguishment of debt	(105)
Loss from discontinued operations	$ (394)

Nine Months Ended September 30, 2010
	Windemere Apartments	Glenbridge Manor Apartments	Total

Revenues	$ --	$ 2,624	$ 2,624
Expenses	--	(2,963)	(2,963)
Other income	--	1,664	1,664
Casualty gain	99	29	128
Impairment loss	--	(800)	(800)
Loss on early extinguishment of debt	--	(105)	(105)
Income from discontinued
operations	$ 99	$ 449	$ 548

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $233,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses and income (loss) from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $186,000 and $253,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses, investment property and loss from sale of discontinued operations. The portion of these reimbursements included in investment property and loss from sale of discontinued operations for the nine months ended September 30, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $38,000 and $21,000, respectively. At September 30, 2011, the Partnership owed approximately $80,000 for accountable administrative expenses, which is included in due to affiliates. No such amounts were owed at December 31, 2010.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $220,000 and $1,900,000 during the nine months ended September 30, 2011 and 2010, respectively, to fund real estate taxes at Highcrest Townhomes and operations and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $2,000 and $190,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $222,000 and $4,534,000, respectively, from insurance proceeds and sale and settlement proceeds, respectively. There were no advances or accrued interest due to AIMCO Properties, L.P. at September 30, 2011 or December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $85,000 to fund capital improvements at the Partnership’s investment property.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $199,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C - Investment in Affiliated Partnership

The Partnership has an investment in the following affiliated partnership:

			Investment Balance at
	Type of	Ownership	September 30,	December 31,
Partnership	Ownership	Percentage	2011	2010
			(in thousands)	(in thousands)
Consolidated
Capital	Special Limited
Properties IV	Partner	1.86%	$ --	$ 437

This investment is accounted for using the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2011 and 2010, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000 and $37,000, respectively.

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

Note D – Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages were approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the three and nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in income (loss) from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the nine months ended September 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010, approximately $2,978,000 of which was received during the nine months ended September 30, 2010 and is included in income (loss) from discontinued operations, for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to Aimco’s risk pool for the insurance proceeds previously paid to the Partnership. During the three and nine months ended September 30, 2011, the Partnership received approximately $265,000 of additional insurance proceeds, which is included in income (loss) from discontinued operations.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000. During the nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $99,000, which are included in income (loss) from discontinued operations.

Note E - Sale of Investment Property

On September 9, 2010, the Partnership sold Glenbridge Manor Apartments to a third party for a gross sale price of $26,200,000. The net proceeds realized by the Partnership were approximately $9,552,000 after payment of closing costs of approximately $137,000 and the assumption of the mortgage debt encumbering the property of approximately $16,511,000 by the purchaser. In accordance with the Partnership’s impairment policy and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the sale price during the nine months ended September 30, 2010. This amount is included in income (loss) from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $88,000 for the three and nine months ended September 30, 2010, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $105,000 due to the write off of unamortized loan costs, which is included in income (loss) from discontinued operations for the three and nine months ended September 30, 2010.

Note F – Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2011, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,642,000.

Note G – Distributions

The Partnership distributed the following amounts to the unit holders during the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

	Nine months ended	Per Series A	Nine months ended	Per Series A
	September 30, 2011	Unit	September 30, 2010	Unit

Sale (1)	$ --	$ --	$ 5,775	$ 6.36

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

For 2010, the increase in distributions payable of approximately $29,000 represents the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments.

Note H – Contingencies

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

Note I – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $1,050,000 and accumulated depreciation of approximately $1,050,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Highcrest Townhomes	96%	97%
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

Results of Operations

The Partnership’s net income for the three months ended September 30, 2011 was approximately $147,000, compared with a net loss of approximately $743,000 for the three months ended September 30, 2010.  The Partnership’s net loss for the nine months ended September 30, 2011 and 2010 was approximately $448,000 and $189,000, respectively. The statements of operations for the three and nine months ended September 30, 2011 and 2010 reflect the operations of Glenbridge Manor Apartments as income (loss) from discontinued operations due to its sale on September 9, 2010.  In addition, the statement of operations for the nine months ended September 30, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Three and Nine Months Ended September 30, 2011
Glenbridge Manor Apartments

Revenues	$ --
Expenses	--
Casualty gain	265
Income from discontinued operations	$ 265

Three Months Ended September 30, 2010
Glenbridge Manor Apartments

Revenues	$ 712
Expenses	(1,024)
Other expense	(6)
Casualty gain	29
Loss on early extinguishment of debt	(105)
Loss from discontinued operations	$ (394)

Nine Months Ended September 30, 2010
	Windemere Apartments	Glenbridge Manor Apartments	Total

Revenues	$ --	$ 2,624	$ 2,624
Expenses	--	(2,963)	(2,963)
Other income	--	1,664	1,664
Casualty gain	99	29	128
Impairment loss	--	(800)	(800)
Loss on early extinguishment of debt	--	(105)	(105)
Income from discontinued
operations	$ 99	$ 449	$ 548

On September 9, 2010, the Partnership sold Glenbridge Manor Apartments to a third party for a gross sale price of $26,200,000. The net proceeds realized by the Partnership were approximately $9,552,000 after payment of closing costs of approximately $137,000 and the assumption of the mortgage debt encumbering the property of approximately $16,511,000 by the purchaser. In accordance with the Partnership’s impairment policy and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment”, the Partnership recorded an impairment loss of approximately $800,000 to write the property value down to the sale price during the nine months ended September 30, 2010. This amount is included in income (loss) from discontinued operations. As a result of the sale, the Partnership recorded a loss of approximately $88,000 for the three and nine months ended September 30, 2010, which is included in loss from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $105,000 due to the write off of unamortized loan costs, which is included in income (loss) from discontinued operations for the three and nine months ended September 30, 2010.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages were approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the three and nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in income (loss) from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the nine months ended September 30, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010, approximately $2,978,000 of which was received during the three and nine months ended September 30, 2010 and is included in income (loss) from discontinued operations, for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to Aimco’s risk pool for the insurance proceeds previously paid to the Partnership. During the three and nine months ended September 30, 2011, the Partnership received approximately $265,000 of additional insurance proceeds, which is included in income (loss) from discontinued operations.

In September 2008, Windemere Apartments sustained damage from Hurricane Ike.  The damages were approximately $1,284,000, including clean up costs of approximately $634,000. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $650,000 to cover the damages and approximately $259,000 for clean up costs. The Partnership recognized a casualty gain of approximately $220,000 due to receipt of insurance proceeds, offset by the net write off of undepreciated damaged assets of approximately $430,000. During the nine months ended September 30, 2010, the Partnership received additional proceeds of approximately $99,000, which are included in income (loss) from discontinued operations.

The Partnership’s loss before discontinued operations for the three months ended September 30, 2011 and 2010 was approximately $118,000 and $261,000, respectively. The Partnership’s loss before discontinued operations was approximately $713,000 and $649,000 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in loss before discontinued operations for the three months ended September 30, 2011 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The increase in loss before discontinued operations for the nine months ended September 30, 2011 is due to the recognition of an impairment loss on the investment in the affiliated partnership, partially offset by a decrease in total expenses.

Total expenses decreased for the three months ended September 30, 2011 due to decreases in operating, interest and general and administrative expenses.  Property tax expense remained relatively constant for the three months ended September 30, 2011.  Total expenses decreased for the nine months ended September 30, 2011 due to decreases in operating, interest, and general and administrative expenses, partially offset by an increase in property tax expense. Depreciation expense remained relatively constant for both periods.  Operating expenses decreased for both periods primarily due to decreases in salaries and related benefits, eviction costs as a result of an improved applicant screening process, and utility expenses at Highcrest Townhomes. Interest expense decreased for both periods primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance in 2011. Property tax expense increased for the nine months ended September 30, 2011 due to an adjustment to the tax accrual during the nine months ended September 30, 2010 at Highcrest Townhomes as a result of the receipt of the 2009 tax bill which reflected a decrease in the assessed value of the property.

General and administrative expenses decreased for both periods primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement due to the sale of Glenbridge Manor Apartments in 2010. Also included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies and annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended September 30, 2011 due to a decrease in rental income.  Other income remained relatively constant for the three months ended September 30, 2011. Total revenues remained relatively constant for the nine months ended September 30, 2011, as both rental and other income remained relatively constant. The decrease in rental income for the three months ended September 30, 2011 is primarily due to a decrease in occupancy, partially offset by an increase in the average rental rate at Highcrest Townhomes.

The equity in loss from investments for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 is due to the recognition of the Partnership’s share of loss on its investment in an affiliated partnership. This investment is accounted for under the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. No distributions were received during the nine months ended September 30, 2011 or 2010. In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 to write its investment in the affiliated partnership down to zero. The affiliated partnership intends to merge with affiliates of the General Partner and the Partnership will not receive any consideration for its special limited partnership interest nor does the Partnership expect to receive any further distributions from the affiliated partnership.

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $86,000, compared with approximately $117,000 at December 31, 2010. The decrease in cash and cash equivalents of approximately $31,000 is due to approximately $120,000 and $90,000 of cash used in financing and investing activities, respectively, partially offset by approximately $179,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of advances from AIMCO Properties, L.P. and principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by advances received from AIMCO Properties, L.P. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $220,000 and $1,900,000 during the nine months ended September 30, 2011 and 2010, respectively, to fund real estate taxes at Highcrest Townhomes and operations and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense was approximately $2,000 and $190,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and accrued interest of approximately $222,000 and $4,534,000, respectively, from insurance proceeds and sale and settlement proceeds, respectively. There were no advances or accrued interest due to AIMCO Properties, L.P. at September 30, 2011 or December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $85,000 to fund capital improvements at the Partnership’s investment property.

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

During the nine months ended September 30, 2011, the Partnership completed approximately $402,000 of capital improvements at Highcrest Townhomes, consisting primarily of parking area upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,604,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner is currently evaluating its plan with respect to the Partnership’s property (see proposed merger discussion below).

The Partnership distributed the following amounts to the unit holders during the nine months ended September 30, 2011 and 2010 (in thousands, except per unit data):

		Per		Per
	Nine months ended	Series A	Nine months ended	Series A
	September 30,2011	Unit	September 30, 2010	Unit

Sale (1)	$ --	$ --	$ 5,775	$ 6.36

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.23% of the outstanding Units at September 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.23% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed. As of September 30, 2011 and December 31, 2010, there were issued and outstanding 908,499.10 Units, and AIMCO Properties, L.P. and its affiliates owned 574,447.25 of those Units, or approximately 63.23% of the number of Units outstanding. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: November 9, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 9, 2011	By: /s/Stephen B. Waters
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

3.5           Seventh Amendment to the amended and restated limited partnership agreement of Consolidated Capital Institutional Properties/2, LP, dated May 8, 2008, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.