Form 10-K
period 2011-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2012-03-16
CIK 719184

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                         Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2011

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

                            80 International Drive, PO Box 1089

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

PART I

Item 1.     Business

Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 1,833.80 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CCIP/2 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary was to be merged with and into the Partnership, with the Partnership as the surviving entity (the “Merger”). On February 7, 2012, AIMCO Properties, L.P. determined not to proceed with the Merger and terminated the Merger Agreement.

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

Item 1A.    Risk Factors

Not applicable.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Highcrest
Townhomes	$13,609	$ 4,489	5-30 yrs	S/L	$ 9,866

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2011	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Highcrest Townhomes	$10,563	6.17%	30 yrs	10/01/17	$ 9,414

(1)   Fixed rate mortgage.

(2)   See “Note B – Mortgage Note Payable" to the financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay this loan and other specific details about this loan.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2011 and 2010 are as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2011	2010	2011	2010

Highcrest Townhomes	$12,818	$12,471	93%	97%

The General Partner attributes the decrease in occupancy at Highcrest Townhomes to an increase in home purchases and resident job transfers.

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

Real Estate Taxes and Rates

Real estate taxes and rate in 2011 for the property were as follows:

	2011	2011
	Billing	Rate
	(in thousands)

Highcrest Townhomes	$293	7.65%

Capital Improvements

During the year ended December 31, 2011, the Partnership completed approximately $632,000 of capital improvements at Highcrest Townhomes, consisting primarily of parking area upgrades, cabinet upgrades and floor covering and appliance replacements. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 14,809 holders of record owning an aggregate of 907,300.20 Units. Affiliates of the General Partner owned 574,447.25 Units or approximately 63.31% of the outstanding Units at December 31, 2011. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts to the unit holders during the years ended December 30, 2011 and 2010 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series A
	December 31, 2011	Unit	December 31, 2010	Unit

Sale(1)	$ --	$ --	$6,135	$ 6.75

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

In 2010, the Partnership recorded an additional distribution payable of approximately $29,000, which represented the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments. As it was subsequently determined in 2011 that no Ohio withholding taxes were due in connection with the sale of Glenbridge Manor Apartments, the Partnership expects to distribute this amount to those partners from which it was withheld during 2012.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 Units in the Partnership representing 63.31% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.31% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2011 and 2010 was approximately $595,000 and $272,000, respectively.  The statements of operations included in “Item 8. Financial Statements and Supplementary Data” for the years ended December 31, 2011 and 2010 reflect the operations of Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010.  In addition, the statement of operations for the year ended December 31, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2011 and 2010 (in thousands):

Year Ended
December 31, 2011

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

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages were approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the year ended December 31, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in income from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the year ended December 31, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010, which is included in income from discontinued operations, for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to Aimco’s risk pool for the insurance proceeds previously paid to the Partnership. During the year ended December 31, 2011, the Partnership received approximately $265,000 of additional insurance proceeds, which is included in income from discontinued operations.

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

The Partnership’s loss before discontinued operations was approximately $860,000 and $759,000 for the years ended December 31, 2011 and 2010, respectively.  The increase in loss before discontinued operations is due to the recognition of an impairment loss on the investment in the affiliated partnership and a decrease in total revenues, partially offset by a decrease in total expenses.

The decrease in total revenues is primarily due to a decrease in rental income. Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to a decrease in occupancy, partially offset by an increase in the average rental rate at Highcrest Townhomes.

Total expenses decreased due to decreases in operating, general and administrative and interest expenses, partially offset by increases in depreciation and property tax expenses. Operating expenses decreased primarily due to decreases in salaries and related benefits, utility expenses and eviction costs as a result of an improved applicant screening process at Highcrest Townhomes. Interest expense decreased primarily due to a decrease in interest expense on advances from an affiliate of the General Partner as a result of a lower average outstanding advance balance in 2011. Depreciation expense increased primarily due to property improvements and replacements placed into service at the property during the past twelve months. The increase in property tax expense is primarily due to an adjustment to the tax accrual during the year ended December 31, 2010 at Highcrest Townhomes as a result of the receipt of the 2009 tax bill which reflected a decrease in the assessed value of the property.

The decrease in general and administrative expenses is primarily due to decreases in management reimbursements charged by the General Partner as allowed under the Partnership Agreement due to the sale of Glenbridge Manor Apartments in 2010 and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in loss from investments for the years ended December 31, 2011 and 2010 is due to the recognition of the Partnership’s share of loss on its investment in an affiliated partnership. This investment is accounted for under the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations. No distributions were received during the years ended December 31, 2011 or 2010. In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the second quarter of 2011 to write its investment in the affiliated partnership down to zero. Subsequent to December 31, 2011, the affiliated partnership merged with affiliates of the General Partner. As a result of the completion of the merger, the Partnership expects to receive approximately $24,000 for its special limited partnership interest during the first quarter of 2012.

Liquidity and Capital Resources

At December 31, 2011, the Partnership had cash and cash equivalents of approximately $79,000, compared with approximately $117,000 at December 31, 2010. The decrease in cash and cash equivalents of approximately $38,000 is due to approximately $351,000 of cash used in investing activities, partially offset by approximately $289,000 and $24,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from AIMCO Properties, L.P., partially offset by repayment of advances from AIMCO Properties, L.P. and principal payments made on the mortgage encumbering the Partnership’s investment property.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $405,000 and $1,900,000 during the years ended December 31, 2011 and 2010, respectively, to fund capital improvements and real estate taxes at Highcrest Townhomes and operations and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2011 was 10.08%. Interest expense was approximately $4,000 and $190,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership made payments of principal and accrued interest of approximately $222,000 and $4,534,000, respectively, from insurance proceeds and sale and settlement proceeds. At December 31, 2011, approximately $187,000 of advances and accrued interest were unpaid and are included in due to affiliates. There were no advances or accrued interest due to AIMCO Properties, L.P. at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,563,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. The General Partner may attempt to refinance the indebtedness encumbering the property and/or sell the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

The Partnership distributed the following amounts to the unit holders during the years ended December 31, 2011 and 2010 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series A
	December 31, 2011	Unit	December 31, 2010	Unit

Sale(1)	$ --	$ --	$6,135	$ 6.75

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

In 2010, the Partnership recorded an additional distribution payable of approximately $29,000, which represented the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments. As it was subsequently determined in 2011 that no Ohio withholding taxes were due in connection with the sale of Glenbridge Manor Apartments, the Partnership expects to distribute this amount to those partners from which it was withheld during 2012.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or subsequent periods.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2, LP as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2, LP at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 16, 2012

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$ 79	$ 117
Receivables and deposits	124	122
Other assets	123	151
Investment in affiliated partnership	--	437
Investment property:
Land	3,660	3,660
Buildings and related personal property	9,949	10,367
Total investment property	13,609	14,027
Less accumulated depreciation	(4,489)	(4,939)
Investment property, net	9,120	9,088
Total assets	$ 9,446	$ 9,915

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 52	$ 98
Tenant security deposit liabilities	55	56
Distributions payable	170	170
Due to affiliates	312	--
Accrued property taxes	306	302
Other liabilities	156	138
Mortgage note payable	10,563	10,724
Total liabilities	11,614	11,488

Partners' Deficit
General partner	(475)	(469)
Limited partners	(1,693)	(1,104)
Total partners’ deficit	(2,168)	(1,573)
Total liabilities and partners’ deficit	$ 9,446	$ 9,915

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2011	2010
Revenues:
Rental income	$ 2,080	$ 2,109
Other income	381	376
Total revenues	2,461	2,485

Expenses:
Operating	944	1,014
General and administrative	340	455
Depreciation	600	559
Interest	703	936
Property taxes	297	238
Total expenses	2,884	3,202

Loss before discontinued operations, impairment loss
and equity in loss from investments	(423)	(717)
Equity in loss from investments	(20)	(42)
Impairment loss on investment	(417)	--
Income from discontinued operations	265	556
Loss from sale of discontinued operations	--	(69)
Net loss	$ (595)	$ (272)

Net loss allocated to general partner (1%)	$ (6)	$ (3)
Net loss allocated to Series A unit holders (99%)	$ (589)	$ (269)

Per Series A unit:
Loss before discontinued operations	$ (0.94)	$ (0.83)
Income from discontinued operations	0.29	0.60
Loss from sale of discontinued operations	--	(0.07)
Net loss	$ (0.65)	$ (0.30)

Distributions per Series A unit	$ --	$ 6.75

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                   (in thousands)

		Series A
	General	Unit

Partner

		Holders	Total

Partners’ capital (deficiency) at

December 31, 2009	$ (466)	$ 5,300	$ 4,834

Distributions to partners	--	(6,135)	(6,135)

Net loss for the year ended
December 31, 2010	(3)	(269)	(272)

Partners’ deficiency at December 31, 2010	(469)	(1,104)	(1,573)

Net loss for the year ended
December 31, 2011	(6)	(589)	(595)

Partners’ deficiency at December 31, 2011	$ (475)	$(1,693)	$(2,168)

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$ (595)	$ (272)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	600	1,210
Amortization of loan costs	40	67
Casualty gain	(265)	(128)
Loss on early extinguishment of debt	--	105
Impairment loss	417	800
Loss from sale of discontinued operations	--	69
Equity in loss from investments	20	42
Change in accounts:
Other assets	(12)	59
Receivables and deposits	(2)	39
Accounts payable	(62)	(369)
Accrued property taxes	4	(542)
Due to affiliates	127	(538)
Tenant security deposit liabilities	(1)	(75)
Other liabilities	18	(212)
Net cash provided by operating activities	289	255

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	9,552
Property improvements and replacements	(616)	(1,322)
Insurance proceeds received	265	128
Net cash provided by (used in) investing activities	(351)	8,358

Cash flows from financing activities:
Principal payments on mortgage notes payable	(161)	(461)
Distributions to partners	--	(6,106)
Advances from affiliate	405	1,900
Repayment of advances from affiliate	(220)	(4,206)
Net cash provided by (used in) financing activities	24	(8,873)

Net decrease in cash and cash equivalents	(38)	(260)
Cash and cash equivalents at beginning of the year	117	377
Cash and cash equivalents at end of the year	$ 79	$ 117
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 661	$ 1,725
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 30	$ 14
Assumption of mortgage note payable by the purchaser	$ --	$ 16,511
Distribution payable to partners	$ --	$ 29

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2011

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983. ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") is the general partner of the Partnership.  The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. The Partnership commenced operations on July 22, 1983.  The Partnership currently owns and operates one residential investment property located in Illinois.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CCIP/2 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary was to be merged with and into the Partnership, with the Partnership as the surviving entity (the “Merger”). On February 7, 2012, AIMCO Properties, L.P. determined not to proceed with the Merger and terminated the Merger Agreement.

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Basis of Presentation:  The accompanying statements of operations for the years ended December 31, 2011 and 2010 reflect the operations of Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010.  In addition, the accompanying statement of operations for the year ended December 31, 2010 reflects the operations of Windemere Apartments as income from discontinued operations due to its sale on August 6, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2011 and 2010 (in thousands).

Year Ended
December 31, 2011

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $41,000 and $72,000 at December 31, 2011 and 2010, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership.  The Unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Partners' Capital (Deficiency): The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. "Distributable Cash from Operations", as defined in the Partnership Agreement, is to be allocated 99% to the Limited Partners and 1% to the General Partner.  Distributions of surplus funds are to be allocated 100% to the Limited Partners.

Abandoned Units: During 2011 and 2010, the number of limited partnership units (the “Units”) decreased by 1,198.90 and 162.70 Units, respectively, due to limited partners abandoning their Units. At December 31, 2011 and 2010, the Partnership had outstanding 907,300.20 and 908,499.1 Units, respectively. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit: Net loss per Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 908,499.1 and 908,661.8 units outstanding for 2011 and 2010, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment property: Investment property consists of one apartment complex and is stated at fair market value at the time of foreclosure in 2002, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. No such costs were capitalized during the years ended December 31, 2011 and 2010. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. As discussed in “Note H – Sale of Investment Property”, the Partnership recorded an impairment loss of approximately $800,000 related to its investment in Glenbridge Manor Apartments during the year ended December 31, 2010, which was included in income from discontinued operations.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $33,000 and $74,000 for the years ended December 31, 2011 and 2010, respectively, were charged to expense as incurred and are included in operating expenses and income from discontinued operations.

Deferred Costs: Loan costs of approximately $213,000 at both December 31, 2011 and 2010, less accumulated amortization of approximately $134,000 and $94,000, respectively, are included in other assets.

Amortization expense was approximately $40,000 and $67,000 for the years ended December 31, 2011 and 2010, respectively, and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $40,000 for 2012 and approximately $39,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and income from discontinued operations.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”)Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At December 31, 2011, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,618,000.

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

Note B – Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due at
	2011	2010	Interest	Rate	Date (1)	Maturity
	(in thousands)					(in thousands)
Property
Highcrest Townhomes	$10,563	$10,724	$ 68	6.17%	10/01/17	$ 9,414

(1)   Maturity date of the mortgage note payable encumbering Highcrest Townhomes extends beyond the termination date of the Partnership, which is December 31, 2013.

The mortgage note payable is a fixed rate mortgage that is nonrecourse and is secured by a pledge of the Partnership’s investment property and by pledge of revenues from the respective investment property. The mortgage note imposes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

While the Partnership termination date is December 31, 2013, scheduled principal payments of the mortgage note payable subsequent to December 31, 2011 are as follows (in thousands):

Mortgage
Notes

2012	$ 172
2013	183
2014	194
2015	207
2016	220
Thereafter	9,587
$10,563

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $119,000 and $263,000, for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $259,000 and $285,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses, investment property, and loss from sale of discontinued operations. The portion of these reimbursements included in investment property and loss from sale of discontinued operations for the years ended December 31, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $68,000 and $28,000, respectively. At December 31, 2011, the Partnership owed approximately $125,000 for accountable administrative expenses, which is included in due to affiliates. No such amounts were owed at December 31, 2010.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $405,000 and $1,900,000 during the years ended December 31, 2011 and 2010, respectively, to fund capital improvements and real estate taxes at Highcrest Townhomes and operations and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2011 was 10.08%. Interest expense was approximately $4,000 and $190,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership made payments of principal and accrued interest of approximately $222,000 and $4,534,000, respectively, from insurance proceeds and sale and settlement proceeds. At December 31, 2011, approximately $187,000 of advances and accrued interest were unpaid and are included in due to affiliates. There were no advances or accrued interest due to AIMCO Properties, L.P. at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $25,000 and $199,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 Units in the Partnership representing 63.31% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.31% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Highcrest Townhomes	$10,563	$ 3,660	$ 8,540	$ 1,409

	Gross Amount At Which Carried
	At December 31, 2011
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life

Highcrest
Townhomes	$3,660	$9,949	$13,609	$4,489	1968	08/22/02	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2011	2010
	(in thousands)
Investment Properties
Balance at beginning of year	$ 14,027	$ 46,979
Property improvements	632	1,310
Saleof investment property	--	(33,462)
Impairment loss	--	(800)
Retirement of assets	(1,050)	--
Balance at end of year	$ 13,609	$ 14,027

Accumulated Depreciation
Balance at beginning of year	$ 4,939	$ 11,079
Additions charged to expense	600	1,210
Saleof investment property	--	(7,350)
Retirement of assets	(1,050)	--
Balance at end of year	$ 4,489	$ 4,939

During the year ended December 31, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $1,050,000 and accumulated depreciation of approximately $1,050,000.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2011 and 2010 is approximately $14,660,000 and $14,028,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2011 and 2010 is approximately $4,794,000 and $4,245,000, respectively.

Note E - Investment in Affiliated Partnership

The Partnership has an investment in the following affiliated partnership:

			Investment Balance At December 31,
		Ownership
Partnership	Type of Ownership	Percentage	2011	2010
			(in thousands)
Consolidated Capital	Special Limited
Properties IV	Partner	1.86%	$ --	$ 437

This investment is accounted for using the equity method of accounting. Distributions from the affiliated partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2011 and 2010, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000 and $42,000, respectively.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the year ended December 31, 2011 to write its investment in the affiliated partnership down to zero. Subsequent to December 31, 2011, the affiliated partnership merged with affiliates of the General Partner. As a result of the completion of the merger, the Partnership expects to receive approximately $24,000 for its special limited partnership interest during the first quarter of 2012.

Note F - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income for the years ended December 31, 2011 and 2010 (in thousands, except per unit data):

	2011	2010

Net loss as reported	$ (595)	$ (272)
Add (deduct):
Depreciation differences	51	(74)
Change in prepaid rental	8	(40)
Gain on sale of investment property	--	3,706
Other	365	(514)

Federal taxable (loss) income	$ (171)	$ 2,806

Federal taxable (loss) income per
Series A unit holder	$ (0.19)	$ 3.06

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2011	2010
Net liabilities as reported	$(2,168)	$(1,573)
Building and land	1,051	1
Accumulated depreciation	(305)	694
Syndication fees	25,796	25,796
Other	3,158	2,785
Net assets - tax basis	$27,532	$27,703

Note G - Casualty Events

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to two buildings, water pipes and sewer lines. These two buildings, containing 17 units, the office, clubhouse and fitness center, were evacuated. One of the buildings containing 12 units was demolished, and another building was partially demolished. A third building experienced minor ground movement, which required approximately $60,000 to repair. The total damages were approximately $7,456,000, of which approximately $2,904,000 relates to buildings, approximately $4,353,000 relates to demolition, land improvements and reconstruction, and approximately $199,000 relates to lost rents. The reconstruction completed involved repairs to damaged buildings and common areas and ground restoration. The Partnership did not reconstruct the demolished buildings. During the year ended December 31, 2009, the Partnership received approximately $4,932,000 of insurance proceeds to cover the damages, and approximately $199,000 to cover lost rents. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $2,686,000 due to the receipt of insurance proceeds, partially offset by the net write off of undepreciated damaged assets of approximately $2,246,000. During the year ended December 31, 2010, the Partnership received additional proceeds of approximately $29,000, which are included in income from discontinued operations. The Partnership and affiliates had pursued litigation against the architect, general contractor, soils engineer and retaining wall contractor to recover damages. During the year ended December 31, 2010, the Partnership and affiliates settled the case for $5,300,000 with amounts received from the architect, general contractor, soils engineer and retaining wall contractor. The Partnership received reimbursement of approximately $3,038,000 during the year ended December 31, 2010, which is included in income from discontinued operations, for its attorneys’ fees related to this case. The remaining settlement proceeds were reimbursed to Aimco’s risk pool for the insurance proceeds previously paid to the Partnership. During the year ended December 31, 2011, the Partnership received approximately $265,000 of additional insurance proceeds, which is included in income from discontinued operations.

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

Note H - Sale of Investment Property

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

Note I – Distributions

The Partnership distributed the following amounts to the unit holders during the years ended December 30, 2011 and 2010 (in thousands, except per unit data):

		Per		Per
	Year ended	Series A	Year ended	Series A
	December 31, 2011	Unit	December 31, 2010	Unit

Sale(1)	$ --	$ --	$6,135	$ 6.75

(1)   Proceeds from the September 2010 sale of Glenbridge Manor Apartments.

In 2010, the Partnership recorded an additional distribution payable of approximately $29,000, which represented the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments. As it was subsequently determined in 2011 that no Ohio withholding taxes were due in connection with the sale of Glenbridge Manor Apartments, the Partnership expects to distribute this amount to those partners from which it was withheld during 2012.

Note J - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	40	Director and Senior Vice President
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2011:

Entity	Number of Units	Percentage
Reedy River Properties
(an affiliate of Aimco)	168,736.50	18.60%
AIMCO IPLP, L.P.
(an affiliate of Aimco)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of Aimco)	320,951.45	35.37%
CooperRiverProperties, LLC
(an affiliate of Aimco)	67,518.70	7.44%

Reedy River Properties, AIMCO IPLP, L.P. and Cooper River Properties, LLC are indirectly ultimately owned by Aimco. Their business address is 80 International Drive, Greenville, SC 29601.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $119,000 and $263,000, for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses and income from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $259,000 and $285,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses, investment property and loss from sale of discontinued operations on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property and loss from sale of discontinued operations for the years ended December 31, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $68,000 and $28,000, respectively. At December 31, 2011, the Partnership owed approximately $125,000 for accountable administrative expenses, which is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. No such amounts were owed at December 31, 2010.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $405,000 and $1,900,000 during the years ended December 31, 2011 and 2010, respectively, to fund capital improvements and real estate taxes at Highcrest Townhomes and operations and a partial repayment of the mortgage encumbering Glenbridge Manor Apartments, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2011 was 10.08%. Interest expense was approximately $4,000 and $190,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership made payments of principal and accrued interest of approximately $222,000 and $4,534,000, respectively, from insurance proceeds and sale and settlement proceeds. At December 31, 2011, approximately $187,000 of advances and accrued interest were unpaid and are included in due to affiliates. There were no advances or accrued interest due to AIMCO Properties, L.P. at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $25,000 and $199,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 Units in the Partnership representing 63.31% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.31% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $40,000 and $51,000 for 2011 and 2010, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $9,000 and $18,000 for 2011 and 2010, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2011 and 2010.

Statements of Operations for the years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Capital (Deficiency) for the years ended December 31, 2011 and 2010.

Statements of Cash Flows for the years ended December 31, 2011 and 2010.

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

Date: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 16, 2012
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 16, 2012
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 16, 2012
Stephen B. Waters	Accounting

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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.