Form 10-Q
period 2012-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2012-05-14
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	March 31,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$ 91	$ 79
Receivables and deposits	109	124
Other assets	147	123
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,019	9,949
Total investment property	13,679	13,609
Less accumulated depreciation	(4,650)	(4,489)
Investment property, net	9,029	9,120
Total assets	$ 9,376	$ 9,446

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 35	$ 52
Tenant security deposit liabilities	60	55
Distributions payable	170	170
Due to affiliates	369	312
Accrued property taxes	387	306
Other liabilities	137	156
Mortgage note payable	10,521	10,563
Total liabilities	11,679	11,614

Partners' Deficit
General partner	(476)	(475)
Limited partners	(1,827)	(1,693)
Total partners’ deficit	(2,303)	(2,168)
Total liabilities and partners’ deficit	$ 9,376	$ 9,446

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental income	$ 532	$ 550
Other income	70	93
Total revenues	602	643

Expenses:
Operating	257	256
General and administrative	83	93
Depreciation	161	141
Interest	179	175
Property taxes	81	65
Total expenses	761	730

Loss before income from merger of affiliated partnership
and equity in loss from investments	(159)	(87)
Income from merger of affiliated partnership	24	--
Equity in loss from investments	--	(14)
Net loss	$ (135)	$ (101)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (Series A) (99%)	$ (134)	$ (100)

Net loss per Series A unit	$(0.15)	$(0.11)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

		Limited
	General	Partners
	Partner	Series A	Total

Partners’ deficit at December 31, 2011	$ (475)	$(1,693)	$(2,168)

Net loss for the three
months ended March 31, 2012	(1)	(134)	(135)

Partners’ deficit at March 31, 2012	$ (476)	$(1,827)	$(2,303)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (135)	$ (101)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	161	141
Amortization of loan costs	10	10
Income from merger of affiliated partnership	(24)	--
Equity in loss from investments	--	14
Change in accounts:
Other assets	(34)	(16)
Receivables and deposits	15	4
Accounts payable	3	(50)
Accrued property taxes	81	64
Due to affiliates	57	55
Tenant security deposit liabilities	5	2
Other liabilities	(19)	(34)
Net cash provided by operating activities	120	89

Cash flows from investing activities:
Property improvements and replacements	(90)	(40)
Proceeds from merger of affiliated partnership	24	--
Net cash used in investing activities	(66)	(40)

Cash flows used in financing activities:
Principal payments on mortgage notes payable	(42)	(39)

Net increase in cash and cash equivalents	12	10
Cash and cash equivalents at beginning of period	79	117

Cash and cash equivalents at end of period	$ 91	$ 127

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 163	$ 165

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 10	$ 10

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

At March 31, 2012 and December 31, 2011, the Partnership had outstanding 907,300.20 limited partnership units.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $29,000 and $31,000 for the three months ended March 31, 2012 and 2011, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $62,000 and $59,000 for the three months ended March 31, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2012 and 2011 are construction management services provided by an affiliate of the General Partner of approximately $12,000 and $4,000, respectively. At March 31, 2012 and December 31, 2011, the Partnership owed approximately $177,000 and $125,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $185,000 during the year ended December 31, 2011 to fund capital improvements at Highcrest Townhomes. No such advances were made during the three months ended March 31, 2012 or 2011. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at March 31, 2012 was 10.08%. Interest expense was approximately $5,000 for the three months ended March 31, 2012. No interest was charged during the three months ended March 31, 2011 as there were no outstanding advances. At March 31, 2012 and December 31, 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $192,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2012, the Partnership was charged by Aimco and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2012 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note C – Investment in Affiliated Partnership

At March 31, 2011, the Partnership had an investment of approximately $423,000 as a special limited partner in an affiliated partnership, Consolidated Capital Properties IV.  This investment was accounted for using the equity method of accounting.  Distributions from the affiliated partnership were accounted for as a reduction of the investment balance until the investment balance was reduced to zero. When the investment balance had been reduced to zero, subsequent distributions received were recognized as income on the accompanying statements of operations. During the three months ended March 31, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $14,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the year ended December 31, 2011 to write its investment in the affiliated partnership down to zero.  During the three months ended March 31, 2012, the affiliated partnership merged with affiliates of the General Partner. As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the three months ended March 31, 2012.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At March 31, 2012, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,436,000.

Note E – Contingencies

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2012 and 2011:

	Average Occupancy
Property	2012	2011

Highcrest Townhomes	93%	98%
Wood Ridge, Illinois

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

Results of Operations

The Partnership recognized net losses of approximately $135,000 and $101,000 for the three months ended March 31, 2012 and 2011, respectively.  The increase in net loss is due to a decrease in total revenues and an increase in total expenses, partially offset by a decrease in equity in loss from investments and income from the merger of an affiliated partnership.

Total revenues decreased for the three months ended March 31, 2012 due to a decrease in both rental and other income. The decrease in rental income is primarily due to a decrease in occupancy, partially offset by an increase in the average rental rate at Highcrest Townhomes. The decrease in other income is primarily due to a decrease in resident utility reimbursements.

Total expenses increased due to increases in depreciation and property tax expenses, partially offset by a decrease in general and administrative expense.  Operating and interest expenses remained relatively constant for the comparable periods. Depreciation expense increased primarily due to property improvements and replacements placed into service at the property during the past twelve months.  The increase in property tax expense is primarily due to an increase in the tax rate at Highcrest Townhomes.

The decrease in general and administrative expenses is primarily due to decreases in management reimbursements charged by the General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership.  Also included in general and administrative expenses for the three months ended March 31, 2012 and 2011 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in loss from investments for the three months ended March 31, 2011 was due to the recognition of the Partnership’s share of loss on its investment in an affiliated partnership.  This investment was accounted for using the equity method of accounting.  Distributions from the affiliated partnership were accounted for as a reduction of the investment balance until the investment balance was reduced to zero. When the investment balance had been reduced to zero, subsequent distributions received were recognized as income on the accompanying statements of operations.  During the three months ended March 31, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $14,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the year ended December 31, 2011 to write its investment in the affiliated partnership down to zero.  During the three months ended March 31, 2012, the affiliated partnership merged with affiliates of the General Partner. As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012, the Partnership had cash and cash equivalents of approximately $91,000, compared with approximately $79,000 at December 31, 2011.  The increase in cash and cash equivalents of approximately $12,000 is due to approximately $120,000 of cash provided by operating activities, partially offset by approximately $66,000 and $42,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by merger proceeds received for the Partnership’s investment in an affiliated partnership. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $185,000 during the year ended December 31, 2011 to fund capital improvements at Highcrest Townhomes. No such advances were made during the three months ended March 31, 2012 or 2011. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at March 31, 2012 was 10.08%. Interest expense was approximately $5,000 for the three months ended March 31, 2012. No interest was charged during the three months ended March 31, 2011 as there were no outstanding advances. At March 31, 2012 and December 31, 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $192,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2012, the Partnership completed approximately $70,000 of capital improvements at Highcrest Townhomes, consisting primarily of water heater upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,521,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. The General Partner may attempt to refinance the indebtedness encumbering the property and/or sell the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2012 or 2011. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or subsequent periods.

In 2010, the Partnership recorded an additional distribution payable of approximately $29,000, which represented the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments. As it was subsequently determined in 2011 that no Ohio withholding taxes were due in connection with the sale of Glenbridge Manor Apartments, the Partnership expects to distribute this amount to those partners from which it was withheld.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.31% of the outstanding Units at March 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.31% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2012	By: /s/Stephen B. Waters
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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)                                          As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.