Form 10-Q
period 2012-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2012-08-09
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$ 165	$ 79
Receivables and deposits	110	124
Other assets	120	123
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,021	9,949
Total investment property	13,681	13,609
Less accumulated depreciation	(4,724)	(4,489)
Investment property, net	8,957	9,120
Total assets	$ 9,352	$ 9,446

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 49	$ 52
Tenant security deposit liabilities	61	55
Distributions payable	170	170
Due to affiliates	540	312
Accrued property taxes	320	306
Other liabilities	148	156
Mortgage note payable	10,478	10,563
Total liabilities	11,766	11,614

Partners' Deficit
General partner	(477)	(475)
Limited partners	(1,937)	(1,693)
Total partners’ deficit	(2,414)	(2,168)
Total liabilities and partners’ deficit	$ 9,352	$ 9,446

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$ 543	$ 529	$ 1,075	$ 1,079
Other income	104	95	174	188
Total revenues	647	624	1,249	1,267

Expenses:
Operating	229	207	486	463
General and administrative	91	93	174	186
Depreciation	166	141	327	282
Interest	181	175	360	350
Property taxes	91	79	172	144
Total expenses	758	695	1,519	1,425

Loss before equity in loss from investments, impairment loss and income from merger of affiliated partnership	(111)	(71)	(270)	(158)
Equity in loss from investments	--	(6)	--	(20)
Impairment loss in investment	--	(417)	--	(417)
Income from merger of affiliated partnership	--	--	24	--
Net loss	$ (111)	$ (494)	$ (246)	$ (595)

Net loss allocated to general partner (1%)	$ (1)	$ (5)	$ (2)	$ (6)
Net loss allocated to limited partners (Series A)(99%)	$ (110)	$ (489)	$ (244)	$ (589)

Net loss per Series A unit	$ (0.12)	$ (0.54)	$ (0.27)	$ (0.65)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General Partner	Limited Partners Series A	Total

Partners’ deficit at December 31, 2011	$ (475)	$(1,693)	$(2,168)

Net loss for the six months ended June 30, 2012	(2)	(244)	(246)

Partners’ deficit at June 30, 2012	$ (477)	$(1,937)	$(2,414)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$ (246)	$ (595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	327	282
Amortization of loan costs	20	20
Bad debt expense	28	5
Impairment loss in investment	--	417
Income from merger of affiliated partnership	(24)	--
Equity in loss from investments	--	20
Change in accounts:
Other assets	(17)	(2)
Receivables and deposits	(14)	2
Accounts payable	(5)	(74)
Accrued property taxes	14	(3)
Due to affiliates	118	48
Tenant security deposit liabilities	6	(1)
Other liabilities	(8)	(26)
Net cash provided by operating activities	199	93

Cash flows from investing activities:
Property improvements and replacements	(162)	(111)
Proceeds from merger of affiliated partnership	24	--
Net cash used in investing activities	(138)	(111)

Cash flows from financing activities:
Advances from affiliate	110	70
Principal payments on mortgage note payable	(85)	(79)
Net cash provided by (used in) financing activities	25	(9)

Net increase (decrease) in cash and cash equivalents	86	(27)
Cash and cash equivalents at beginning of period	79	117

Cash and cash equivalents at end of period	$ 165	$ 90

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 325	$ 330

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 32	$ 93

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

At June 30, 2012 and December 31, 2011, the Partnership had outstanding 907,300.2 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2011 balances to conform to the 2012 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $61,000 and $63,000 for the six months ended June 30, 2012 and 2011, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $124,000 and $107,000 for the six months ended June 30, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2012 and 2011 are construction management services provided by an affiliate of the General Partner of approximately $21,000 and $5,000, respectively. At June 30, 2012 and December 31, 2011, the Partnership owed approximately $232,000 and $125,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 and $70,000 during the six months ended June 30, 2012 and 2011, respectively, to fund real estate taxes at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at June 30, 2012 was 10.08%. Interest expense was approximately $11,000 and $1,000 for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $308,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2012, the Partnership was charged by Aimco and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2012 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note C – Investment in Affiliated Partnership

At March 31, 2011, the Partnership had an investment of approximately $423,000 as a special limited partner in an affiliated partnership, Consolidated Capital Properties IV.  This investment was accounted for using the equity method of accounting.  Distributions from the affiliated partnership were accounted for as a reduction of the investment balance until the investment balance was reduced to zero. When the investment balance had been reduced to zero, subsequent distributions received were recognized as income. During the six months ended June 30, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the three and six months ended June 30, 2011 to write its investment in the affiliated partnership down to zero.  During the six months ended June 30, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the six months ended June 30, 2012.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At June 30, 2012, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,610,000.

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

Note F – Investment Property

During the three months ended June 30, 2012, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $92,000 and accumulated depreciation of approximately $92,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2012 and 2011:

	Average Occupancy
Property	2012	2011

Highcrest Townhomes	95%	98%
Wood Ridge, Illinois

The General Partner attributes the decrease in occupancy at Highcrest Townhomes to an increase in home purchases in the Chicago area.

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

Results of Operations

The Partnership recognized net losses of approximately $111,000 and $246,000 for the three and six months ended June 30, 2012, respectively, compared to net losses of approximately $494,000 and $595,000 for the three and six months ended June 30, 2011, respectively. The decrease in net loss for the three month period is primarily due to an increase in total revenues and the recognition of an impairment loss and equity in loss from investments in 2011, partially offset by an increase in total expenses. The decrease in net loss for the six month period is primarily due to income from the merger of an affiliated partnership and the recognition of an impairment loss and equity in loss from investments in 2011, partially offset by a decrease in total revenues and an increase in total expenses.

Total revenues increased for the three months ended June 30, 2012 due to increases in both rental and other income. Total revenues decreased for the six months ended June 30, 2012 primarily due to a decrease in other income. Rental income remained relatively constant for the six months ended June 30, 2012. The increase in rental income for the three month period is primarily due to an increase in the average rental rate at Highcrest Townhomes, partially offset by a decrease in occupancy and an increase in bad debt expense. The increase in other income for the three month period is primarily due to increases in lease cancellation fees, application fees and resident parking fees, partially offset by a decrease in resident utility reimbursements. The decrease in other income for the six months ended June 30, 2012 is primarily due to decreases in resident utility reimbursements, partially offset by increases in lease cancellation fees, application fees and resident parking fees.

Total expenses increased for both the three and six months ended June 30, 2012 due to increases in operating, depreciation and property tax expenses. The increase in expenses for the six months ended June 30, 2012 was partially offset by a decrease in general and administrative expense. General and administrative expenses remained relatively constant for the three months ended June 30, 2012 and interest expense remained relatively constant for the three and six months ended June 30, 2012. Operating expenses increased for both the three and six months ended June 30, 2012 due to increases in turnover costs, marketing expenses, software expenses and call center costs, partially offset by a decrease in salaries and related benefits. Also contributing to the increase in operating expenses for the six month period was an increase in repairs and maintenance costs. Depreciation expense increased for both periods primarily due to property improvements and replacements placed into service at the property during the past twelve months. The increase in property tax expense for both periods is primarily due to an increase in the tax rate at Highcrest Townhomes.

General and administrative expense decreased for the six months ended June 30, 2012 due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2012 and 2011 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in loss from investments for the six months ended June 30, 2011 was due to the recognition of the Partnership’s share of the loss on its investment in an affiliated partnership.  This investment was accounted for using the equity method of accounting.  Distributions from the affiliated partnership were accounted for as a reduction of the investment balance until the investment balance was reduced to zero. When the investment balance had been reduced to zero, subsequent distributions received were recognized as income.  During the six months ended June 30, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the three and six months ended June 30, 2011 to write its investment in the affiliated partnership down to zero.  During the six months ended June 30, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, the Partnership had cash and cash equivalents of approximately $165,000, compared with approximately $79,000 at December 31, 2011.  Cash and cash equivalents increased approximately $86,000 due to approximately $199,000 and $25,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $138,000 of cash used in investing activities.  Cash provided by financing activities consisted of an advance received from AIMCO Properties, L.P., partially offset by principal payments made on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by merger proceeds received for the Partnership’s investment in an affiliated partnership.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 and $70,000 during the six months ended June 30, 2012 and 2011, respectively, to fund real estate taxes at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at June 30, 2012 was 10.08%. Interest expense was approximately $11,000 and $1,000 for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $308,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2012, the Partnership completed approximately $164,000 of capital improvements at Highcrest Townhomes, consisting primarily of water heater upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,478,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. The General Partner may attempt to refinance the indebtedness encumbering the property and/or sell the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2012 or 2011. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.31% of the outstanding Units at June 30, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.31% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: August 9, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 9, 2012	By: /s/Stephen B. Waters
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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)                                          As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.