Form 10-Q
period 2012-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2012-11-13
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	September 30,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$ 138	$ 79
Receivables and deposits	116	124
Other assets	93	123
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,104	9,949
Total investment property	13,764	13,609
Less accumulated depreciation	(4,889)	(4,489)
Investment property, net	8,875	9,120
Total assets	$ 9,222	$ 9,446

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 33	$ 52
Tenant security deposit liabilities	64	55
Distributions payable	170	170
Due to affiliates	600	312
Accrued property taxes	243	306
Other liabilities	181	156
Mortgage note payable	10,435	10,563
Total liabilities	11,726	11,614

Partners' Deficit
General partner	(478)	(475)
Limited partners	(2,026)	(1,693)
Total partners’ deficit	(2,504)	(2,168)
Total liabilities and partners’ deficit	$ 9,222	$ 9,446

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$ 551	$ 511	$ 1,626	$ 1,590
Other income	98	97	272	285
Total revenues	649	608	1,898	1,875

Expenses:
Operating	228	243	714	706
General and administrative	84	83	258	269
Depreciation	165	147	492	429
Interest	181	176	541	526
Property taxes	81	77	253	221
Total expenses	739	726	2,258	2,151

Loss before equity in loss from investments,
impairment loss, income from discontinued
operations and income from merger of
affiliated partnership	(90)	(118)	(360)	(276)
Equity in loss from investments	--	--	--	(20)
Impairment loss on investment	--	--	--	(417)
Income from discontinued operations	--	265	--	265
Income from merger of affiliated partnership	--	--	24	--
Net income (loss)	$ (90)	$ 147	$ (336)	$ (448)

Net income (loss) allocated to general
partner (1%)	$ (1)	$ 1	$ (3)	$ (4)
Net income (loss) allocated to limited
partners (Series A) (99%)	$ (89)	$ 146	$ (333)	$ (444)

Per Series A unit:
Loss before discontinued operations	$ (0.10)	$ (0.13)	$ (0.37)	$ (0.78)
Income from discontinued operations	--	0.29	--	0.29
Net income (loss)	$ (0.10)	$ 0.16	$ (0.37)	$ (0.49)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

		Limited
	General	Partners
	Partner	Series A	Total

Partners’ deficit at December 31, 2011	$ (475)	$(1,693)	$(2,168)

Net loss for the nine months ended
September 30, 2012	(3)	(333)	(336)

Partners’ deficit at September 30, 2012	$ (478)	$(2,026)	$(2,504)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (336)	$ (448)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	492	429
Amortization of loan costs	30	30
Bad debt expense	38	15
Casualty gain	--	(265)
Equity in loss from investments	--	20
Impairment loss on investment	--	417
Income from merger of affiliated partnership	(24)	--
Change in accounts:
Other assets	--	5
Receivables and deposits	(30)	--
Accounts payable	(1)	(53)
Accrued property taxes	(63)	(73)
Due to affiliates	178	80
Tenant security deposit liabilities	9	(3)
Other liabilities	25	25
Net cash provided by operating activities	318	179

Cash flows from investing activities:
Property improvements and replacements	(265)	(355)
Insurance proceeds received	--	265
Proceeds from merger of affiliated partnership	24	--
Net cash used in investing activities	(241)	(90)

Cash flows from financing activities:
Principal payments on mortgage note payable	(128)	(120)
Advances from affiliate	110	220
Repayment of advances from affiliate	--	(220)
Net cash used in financing activities	(18)	(120)

Net increase (decrease) in cash and cash equivalents	59	(31)
Cash and cash equivalents at beginning of period	79	117
Cash and cash equivalents at end of period	$ 138	$ 86

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 486	$ 497
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 12	$ 61

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

At September 30, 2012 and December 31, 2011, the Partnership had outstanding 907,300.2 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2011 balances to conform to the 2012 presentation.

The accompanying statements of operations for the three and nine months ended September 30, 2011 reflect the $265,000 casualty gain recognized in 2011 with respect to a 2008 casualty at Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $92,000 for the nine months ended September 30, 2012 and 2011, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $180,000 and $186,000 for the nine months ended September 30, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2012 and 2011 are construction management services provided by an affiliate of the General Partner of approximately $28,000 and $38,000, respectively. At September 30, 2012 and December 31, 2011, the Partnership owed approximately $284,000 and $125,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 and $220,000 during the nine months ended September 30, 2012 and 2011, respectively, to fund real estate taxes at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at September 30, 2012 was 10.08%. Interest expense was approximately $19,000 and $2,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the Partnership repaid advances and accrued interest of approximately $222,000 from insurance proceeds. No payments were made during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $316,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2012, the Partnership was charged by Aimco and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2012 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note C – Investment in Affiliated Partnership

The Partnership had an investment as a special limited partner in an affiliated partnership, Consolidated Capital Properties IV.  This investment was accounted for using the equity method of accounting. Distributions from the affiliated partnership were accounted for as a reduction of the investment balance. When the investment balance had been reduced to zero, subsequent distributions received would be recognized as income. During the nine months ended September 30, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the nine months ended September 30, 2011 to write its investment in the affiliated partnership down to zero.  During the nine months ended September 30, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the nine months ended September 30, 2012.

Note D – Casualty Event

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to three buildings, water pipes and sewer lines. The total damages were approximately $7,456,000. Prior to 2011, the Partnership received approximately $5,160,000 of insurance proceeds and approximately $3,038,000 in reimbursement of attorneys’ fees from successful litigation against the general contractor, soils engineer and retaining wall contractor. During the three and nine months ended September 30, 2011, the Partnership received approximately $265,000 of additional insurance proceeds, which is included in income from discontinued operations.

Note E – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At September 30, 2012, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,747,000.

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

Note G – Investment Property

During the nine months ended September 30, 2012, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $92,000 and accumulated depreciation of approximately $92,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2012 and 2011:

	Average Occupancy
Property	2012	2011

Highcrest Townhomes	95%	96%
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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2012 was approximately $90,000, compared with net income of approximately $147,000 for the three months ended September 30, 2011.  The Partnership recognized net losses of approximately $336,000 and $448,000 for the nine months ended September 30, 2012 and 2011, respectively. The statements of operations for the three and nine months ended September 30, 2011 reflect the $265,000 casualty gain recognized in 2011 with respect to a 2008 casualty at Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010.

During 2008, Glenbridge Manor Apartments experienced significant ground movement causing damage to three buildings, water pipes and sewer lines. The total damages were approximately $7,456,000. Prior to 2011, the Partnership received approximately $5,160,000 of insurance proceeds and approximately $3,038,000 in reimbursement of attorneys’ fees from successful litigation against the general contractor, soils engineer and retaining wall contractor. During the three and nine months ended September 30, 2011, the Partnership received approximately $265,000 of additional insurance proceeds, which is included in income from discontinued operations.

The Partnership’s loss before discontinued operations for the three months ended September 30, 2012 and 2011 was approximately $90,000 and $118,000, respectively. The Partnership’s loss before discontinued operations for the nine months ended September 30, 2012 and 2011 was approximately $336,000 and $713,000, respectively. The decrease in loss before discontinued operations for the three months ended September 30, 2012 is due to an increase in total revenues, partially offset by an increase in total expenses. The decrease in loss before discontinued operations for the nine months ended September 30, 2012 is due to an increase in total revenues, income from the merger of an affiliated partnership and the recognition of an impairment loss and equity in loss from investments in 2011, partially offset by an increase in total expenses.

Total revenues increased for the three months ended September 30, 2012 primarily due to an increase in rental income. Total revenues increased for the nine months ended September 30, 2012 due to an increase in rental income, partially offset by a decrease in other income. Other income remained relatively constant for the three months ended September 30, 2012. The increase in rental income for the three months ended September 30, 2012 is primarily due to an increase in the average rental rate at Highcrest Townhomes and an increase in occupancy. The increase in rental income for the nine months ended September 30, 2012 is primarily due to an increase in the average rental rate at Highcrest Townhomes, partially offset by a decrease in occupancy and an increase in bad debt expense. The decrease in other income for the nine months ended September 30, 2012 is primarily due to decreases in resident utility reimbursements, partially offset by increases in cleaning and damage fees, application fees and resident parking fees.

Total expenses increased for both the three and nine months ended September 30, 2012 due to increases in depreciation, interest and property tax expenses. The increase in total expenses for the three months ended September 30, 2012 was partially offset by a decrease in operating expense. General and administrative expense remained relatively constant for the three months ended September 30, 2012. The increase in total expenses for the nine months ended September 30, 2012 was partially offset by a decrease in general and administrative expense. Operating expenses remained relatively constant for the nine months ended September 30, 2012.  Depreciation expense increased for both periods primarily due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased for both periods primarily due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding advance balance in 2012. The increase in property tax expense for both periods is primarily due to an increase in the tax rate at Highcrest Townhomes. Operating expenses decreased for the three months ended September 30, 2012 due to decreases in turnover costs and repair and maintenance costs, partially offset by increases in contract services, software expenses and call center costs.

General and administrative expense decreased for the nine months ended September 30, 2012 due to a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in loss from investments for the nine months ended September 30, 2011 was due to the recognition of the Partnership’s share of the loss on its investment in an affiliated partnership.  This investment was accounted for using the equity method of accounting.  Distributions from the affiliated partnership were accounted for as a reduction of the investment balance. When the investment balance had been reduced to zero, subsequent distributions received would be recognized as income.  During the nine months ended September 30, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the nine months ended September 30, 2011 to write its investment in the affiliated partnership down to zero.  During the nine months ended September 30, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012, the Partnership had cash and cash equivalents of approximately $138,000, compared with approximately $79,000 at December 31, 2011.  Cash and cash equivalents increased approximately $59,000 due to approximately $318,000 of cash provided by operating activities, partially offset by approximately $241,000 and $18,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by merger proceeds received for the Partnership’s investment in an affiliated partnership. Cash used in financing activities consisted of principal payments made on the mortgage note payable encumbering the Partnership’s investment property, partially offset by an advance received from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 and $220,000 during the nine months ended September 30, 2012 and 2011, respectively, to fund real estate taxes at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at September 30, 2012 was 10.08%. Interest expense was approximately $19,000 and $2,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the Partnership repaid advances and accrued interest of approximately $222,000 from insurance proceeds. No payments were made during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $316,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2012, the Partnership completed approximately $247,000 of capital improvements at Highcrest Townhomes, consisting primarily of plumbing and water heater upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,435,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. The General Partner may attempt to refinance the indebtedness encumbering the property and/or sell the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions made to the partners during the nine months ended September 30, 2012or 2011. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.31% of the outstanding Units at September 30, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.31% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2012	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

EXHIBIT INDEX

Exhibit Number    Description of Exhibit

3.1           Certificates of Limited Partnership, as amended to date.

3.2           Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)                                   As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.