Form 10-K
period 2012-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2013-03-13
CIK 719184

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549

                                         Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2012

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

PART I

Item 1.     Business

Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") was organized on April 12, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On July 22, 1983, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-83540) and commenced a public offering for the sale of limited partnership units (“Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on July 21, 1985, with 912,182 Units sold at $250 each, or gross proceeds of approximately $227.8 million to the Partnership. As permitted under its Partnership Agreement (the original partnership agreement of the Partnership with all amendments shall be referred to as the "Partnership Agreement"), the Partnership has repurchased and retired a total of 3,048 Units for a total of $611,000. A total of 1,990.40 Units were abandoned and accordingly retired by the Partnership. The Partnership may, at its absolute discretion, repurchase Units, but is under no obligation to do so. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"). The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. The Partnership currently owns and operates one residential investment property. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. The General Partner is currently evaluating its plans with respect to the Partnership’s investment property, which may include a sale to a third party or continuing operations past the expiration date until the property is sold.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Highcrest
Townhomes	$13,818	$ 5,053	5-30 yrs	S/L	$ 9,537

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due at
Property	2012	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Highcrest Townhomes	$10,391	6.17%	30 yrs	10/01/17	$ 9,414

(1)   Fixed rate mortgage.

(2)   See “Note E – Mortgage Note Payable" to the financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay this loan and other specific details about this loan.

Rental Rates and Occupancy

Average annual rental rate per unit and occupancy for 2012 and 2011 are as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2012	2011	2012	2011

Highcrest Townhomes	$13,379	$12,818	95%	93%

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

Real Estate Taxes and Rates

Real estate taxes and rate in 2012 for the property were as follows:

	2012	2012
	Billing	Rate
	(in thousands)

Highcrest Townhomes	$316	8.23%

Capital Improvements

During the year ended December 31, 2012, the Partnership completed approximately $301,000 of capital improvements at Highcrest Townhomes, consisting primarily of plumbing and water heater upgrades and appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 912,182 limited partnership units (the "Units") aggregating $227,800,000. The Partnership currently has 14,613 holders of record owning an aggregate of 907,143.60 Units. Affiliates of the General Partner owned 574,447.25 Units or approximately 63.32% of the outstanding Units at December 31, 2012. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

In 2010, the Partnership recorded a distribution payable of approximately $29,000, which represented the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments. As it was subsequently determined in 2011 that no Ohio withholding taxes were due in connection with the sale of Glenbridge Manor Apartments, the Partnership distributed this amount to those partners from which it was withheld during 2012. There were no other distributions made to the partners during 2012 or 2011.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 Units in the Partnership representing 63.32% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.32% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2012 and 2011 was approximately $449,000 and $595,000, respectively. The statement of operations included in Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2011 reflects a $265,000 casualty gain recognized in 2011 with respect to a 2008 casualty at Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010.

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

The Partnership’s loss before discontinued operations for the years ended December 31, 2012 and 2011 was approximately $449,000 and $860,000, respectively. The decrease in loss before discontinued operations is due to an increase in total revenues, income from the merger of an affiliated partnership and the recognition of an impairment loss and equity in loss from investments in 2011, partially offset by an increase in total expenses.

Total revenues increased primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is primarily due to an increase in the average rental rate and occupancy at Highcrest Townhomes, partially offset by an increase in bad debt expense.

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses. General and administrative expense remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in contract services, marketing costs, software expenses and call center costs, partially offset by decreases in personnel costs and turnover costs. Depreciation expense increased primarily due to property improvements and replacements placed into service at the property during the past twelve months. Interest expense increased primarily due to an increase in interest expense on advances from an affiliate of the General Partner as a result of a higher average outstanding advance balance in 2012. The increase in property tax expense is primarily due to an increase in the tax rate at Highcrest Townhomes.

Included in general and administrative expenses for the years ended December 31, 2012 and 2011 are reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The equity in loss from investments for the year ended December 31, 2011 was due to the recognition of the Partnership’s share of the loss on its investment in an affiliated partnership.  This investment was accounted for using the equity method of accounting.  Distributions from the affiliated partnership were accounted for as a reduction of the investment balance. When the investment balance had been reduced to zero, subsequent distributions received would be recognized as income.  During the year ended December 31, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the year ended December 31, 2011 to write its investment in the affiliated partnership down to zero.  During the year ended December 31, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the year ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2012, the Partnership had cash and cash equivalents of approximately $143,000, compared with approximately $79,000 at December 31, 2011.  Cash and cash equivalents increased approximately $64,000 due to approximately $498,000 of cash provided by operating activities, partially offset by approximately $294,000 and $140,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by merger proceeds received for the Partnership’s investment in an affiliated partnership. Cash used in financing activities consisted of principal payments made on the mortgage note payable encumbering the Partnership’s investment property, repayment of advances from AIMCO Properties, L.P., and a distribution paid to partners, partially offset by an advance received from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 and $405,000 during the years ended December 31, 2012 and 2011, respectively, to fund real estate taxes and capital improvements at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2012 was 10.08%. Interest expense was approximately $27,000 and $4,000 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Partnership repaid advances and accrued interest of approximately $75,000 and $222,000, respectively, from operations and insurance proceeds. At December 31, 2012 and 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $249,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,391,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner is currently evaluating its plans with the respect to the Partnership’s investment property, which may include a sale to a third party or continuing operations past the expiration date until the property is sold.  The General Partner may attempt to refinance the indebtedness encumbering the property prior to termination of the Partnership. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

In 2010, the Partnership recorded a distribution payable of approximately $29,000, which represented the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments. As it was subsequently determined in 2011 that no Ohio withholding taxes were due in connection with the sale of Glenbridge Manor Apartments, the Partnership distributed this amount to those partners from which it was withheld, during 2012. There were no other distributions made to the partners during 2012 or 2011.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2012 and 2011

Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' Deficit - Years ended December 31, 2012 and 2011

Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/2, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/2, LP as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/2, LP at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the financial statements, the Partnership Agreement provides for the Partnership to terminate on December 31, 2013. This raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note A. The 2012 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 13, 2013

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

BALANCE SHEETS

 (in thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$ 143	$ 79
Receivables and deposits	126	124
Other assets	85	123
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,158	9,949
Total investment property	13,818	13,609
Less accumulated depreciation	(5,053)	(4,489)
Investment property, net	8,765	9,120
Total assets	$ 9,119	$ 9,446

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 34	$ 52
Tenant security deposit liabilities	63	55
Distributions payable	141	170
Due to affiliates	593	312
Accrued property taxes	324	306
Other liabilities	190	156
Mortgage note payable	10,391	10,563
Total liabilities	11,736	11,614

Partners' Deficit
General partner	(479)	(475)
Limited partners	(2,138)	(1,693)
Total partners’ deficit	(2,617)	(2,168)
Total liabilities and partners’ deficit	$ 9,119	$ 9,446

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2012	2011
Revenues:
Rental income	$ 2,181	$ 2,080
Other income	378	381
Total revenues	2,559	2,461

Expenses:
Operating	978	944
General and administrative	341	340
Depreciation	656	600
Interest	724	703
Property taxes	333	297
Total expenses	3,032	2,884

Loss before equity in loss from investment, impairment loss, income from discontinued operations and income from merger of affiliated partnership	(473)	(423)
Equity in loss from investment	--	(20)
Impairment loss on investment	--	(417)
Income from discontinued operations	--	265
Income from merger of affiliated partnership	24	--
Net loss	$ (449)	$ (595)

Net loss allocated to general partner (1%)	$ (4)	$ (6)
Net loss allocated to limited partners (Series A) (99%)	$ (445)	$ (589)

Per Series A unit:
Loss before discontinued operations	$ (0.49)	$ (0.94)
Income from discontinued operations	--	0.29
Net loss	$ (0.49)	$ (0.65)

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                   (in thousands)

		Series A
	General	Unit

Partner

		Holders	Total

Partners’ deficit at December 31, 2010	$ (469)	$(1,104)	$(1,573)

Net loss for the year ended
December 31, 2011	(6)	(589)	(595)

Partners’ deficit at December 31, 2011	(475)	(1,693)	(2,168)

Net loss for the year ended
December 31, 2012	(4)	(445)	(449)

Partners’ deficit at December 31, 2012	$ (479)	$(2,138)	$(2,617)

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                               STATEMENTS OF CASH FLOWS

                                    (in thousands)

	Years Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (449)	$ (595)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	656	600
Amortization of loan costs	40	40
Bad debt expense	58	27
Casualty gain	--	(265)
Impairment loss	--	417
Income from merger of affiliated partnership	(24)	--
Equity in loss from investment	--	20
Change in accounts:
Other assets	(2)	(12)
Receivables and deposits	(60)	(29)
Accounts payable	(1)	(62)
Accrued property taxes	18	4
Due to affiliates	220	127
Tenant security deposit liabilities	8	(1)
Other liabilities	34	18
Net cash provided by operating activities	498	289

Cash flows from investing activities:
Proceeds from merger of affiliated partnership	24	--
Property improvements and replacements	(318)	(616)
Insurance proceeds received	--	265
Net cash used in investing activities	(294)	(351)

Cash flows from financing activities:
Principal payments on mortgage note payable	(172)	(161)
Distribution to partners	(29)	--
Advances from affiliate	110	405
Repayment of advances from affiliate	(49)	(220)
Net cash provided by (used in) financing activities	(140)	24

Net increase (decrease) in cash and cash equivalents	64	(38)
Cash and cash equivalents at beginning of the year	79	117
Cash and cash equivalents at end of the year	$ 143	$ 79
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 673	$ 661
Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ 13	$ 30

See Accompanying Notes to the Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2012

Note A - Organization and Summary of Significant Accounting Policies

Organization

Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant"), a California Limited Partnership, was formed on April 12, 1983. ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") is the general partner of the Partnership.  The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. The Partnership commenced operations on July 22, 1983.  The Partnership currently owns and operates one residential investment property located in Illinois.  The General Partner is currently evaluating its plans with respect to the Partnership’s investment property.

Going Concern

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner is currently evaluating its plans with respect to the Partnership’s investment property, which may include a sale to a third party or continuing operations past the expiration date until the property is sold.  The 2012 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Basis of Presentation

The accompanying statement of operations for the year ended December 31, 2011 reflects the $265,000 casualty gain recognized in 2011 with respect to a 2008 casualty at Glenbridge Manor Apartments as income from discontinued operations due to its sale on September 9, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $143,000 and $41,000 at December 31, 2012 and 2011, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Income Taxes

No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership.  The Unit holders are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Partners' Deficit

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

Abandoned Units

During 2012 and 2011, the number of limited partnership units (the “Units”) decreased by 156.60 and 1,198.90 Units, respectively, due to limited partners abandoning their Units. At December 31, 2012 and 2011, the Partnership had outstanding 907,143.60 and 907,300.20 Units, respectively. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

Net loss per Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 907,300.20 and 908,499.1 units outstanding for 2012 and 2011, respectively.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the investment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27½ years and (2) personal property additions over 5 years.

Investment property

Investment property consists of one apartment complex and is stated at fair market value at the time of foreclosure in 2002, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. No such costs were capitalized during the years ended December 31, 2012 and 2011. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

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

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Leases

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $44,000 and $33,000 for the years ended December 31, 2012 and 2011, respectively, were charged to expense as incurred and are included in operating expenses.

Deferred Costs

Loan costs of approximately $213,000 at both December 31, 2012 and 2011, less accumulated amortization of approximately $174,000 and $134,000, respectively, are included in other assets.

Amortization expense was approximately $40,000 for both the years ended December 31, 2012 and 2011, and is included in interest expense. Amortization expense is expected to be approximately $39,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic (“ASC”) 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement. Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles require the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At December 31, 2012, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,593,000.

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

Reclassifications

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $119,000 for the years ended December 31, 2012 and 2011, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $241,000 and $259,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the yearsended December 31, 2012 and 2011 are construction management services provided by an affiliate of the General Partner of approximately $34,000 and $68,000, respectively. At December 31, 2012 and 2011, the Partnership owed approximately $344,000 and $125,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 and $405,000 during the years ended December 31, 2012 and 2011, respectively, to fund real estate taxes and capital improvements at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2012 was 10.08%. Interest expense was approximately $27,000 and $4,000 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Partnership repaid advances and accrued interest of approximately $75,000 and $222,000, respectively, from operations and insurance proceeds. At December 31, 2012 and 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $249,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner.  During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $29,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 Units in the Partnership representing 63.32% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.32% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Note C – Investment in Affiliated Partnership

The Partnership had an investment as a special limited partner in an affiliated partnership, Consolidated Capital Properties IV.  This investment was accounted for using the equity method of accounting. Distributions from the affiliated partnership were accounted for as a reduction of the investment balance. When the investment balance had been reduced to zero, subsequent distributions received would be recognized as income. During the year ended December 31, 2011, the Partnership recognized equity in loss from the operating results of the investment of approximately $20,000.

In accordance with the Partnership’s impairment policy, the Partnership recorded an impairment loss of approximately $417,000 during the year ended December 31, 2011 to write its investment in the affiliated partnership down to zero.  During the year ended December 31, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the year ended December 31, 2012.

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

Note E – Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

	Principal Balance at December 31, 2012	Principal Balance at December 31, 2011	Monthly Payment Including Interest	Stated Interest Rate	Maturity Date (1)	Principal Balance Due at Maturity
	(in thousands)					(in thousands)
Property
Highcrest Townhomes	$10,391	$10,563	$ 68	6.17%	10/01/17	$ 9,414

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

While the Partnership termination date is December 31, 2013, scheduled principal payments of the mortgage note payable subsequent to December 31, 2012 are as follows (in thousands):

2013	$ 183
2014	194
2015	207
2016	220
2017	9,587
$10,391

Note F – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition

Highcrest Townhomes	$10,391	$ 3,660	$ 8,540	$ 1,618

	Gross Amount At Which Carried
	At December 31, 2012
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Properties	Total	Depreciation	Construction	Acquired	Life

Highcrest Townhomes	$ 3,660	$10,158	$13,818	$ 5,053	1968	08/22/02	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2012	2011
	(in thousands)
Investment Properties
Balance at beginning of year	$ 13,609	$ 14,027
Property improvements	301	632
Retirement of assets	(92)	(1,050)
Balance at end of year	$ 13,818	$ 13,609

Accumulated Depreciation
Balance at beginning of year	$ 4,489	$ 4,939
Additions charged to expense	656	600
Retirement of assets	(92)	(1,050)
Balance at end of year	$ 5,053	$ 4,489

During the years ended December 31, 2012 and 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $92,000 and $1,050,000, respectively, and accumulated depreciation of approximately $92,000 and $1,050,000, respectively.

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2012 and 2011 is approximately $14,952,000 and $14,660,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2012 and 2011 is approximately $5,415,000 and $4,794,000, respectively.

Note G - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable (loss) income for the years ended December 31, 2012 and 2011 (in thousands, except per unit data):

	2012	2011

Net loss as reported	$ (449)	$ (595)
Add (deduct):
Loss on merger of affiliated partnership	(2,771)	--
Depreciation differences	35	51
Change in prepaid rental	(3)	8
Other	66	365

Federal taxable loss	$ (3,122)	$ (171)

Federal taxable loss per Series A unit holder	$ (3.41)	$ (0.19)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2012	2011
Net liabilities as reported	$ (2,617)	$ (2,168)
Building and land	1,134	1,051
Accumulated depreciation	(362)	(305)
Syndication fees	25,796	25,796
Other	460	3,158
Net assets - tax basis	$ 24,411	$ 27,532

Note H – Distributions

In 2010, the Partnership recorded a distribution payable of approximately $29,000, which represented the estimated Ohio withholding taxes to be paid by the Partnership on behalf of certain partners in connection with the sale of Glenbridge Manor Apartments. As it was subsequently determined in 2011 that no Ohio withholding taxes were due in connection with the sale of Glenbridge Manor Apartments, the Partnership distributed this amount to those partners from which it was withheld during 2012.

Note I – Contingencies

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)     Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	41	Director and Senior Vice President
John Bezzant	50	Director and Executive Vice President
Ernest M. Freedman	42	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	44	Executive Vice President, General Counsel and Secretary
Paul Beldin	39	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	51	Senior Director of Partnership Accounting

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the chief financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Partnership as of December 31, 2012:

Entity	Number of Units	Percentage
Reedy River Properties
(an affiliate of Aimco)	168,736.50	18.60%
AIMCO IPLP, L.P.
(an affiliate of Aimco)	17,240.60	1.90%
AIMCO Properties, L.P.
(an affiliate of Aimco)	320,951.45	35.38%
Cooper River Properties, LLC
(an affiliate of Aimco)	67,518.70	7.44%

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $119,000, for the years ended December 31, 2012 and 2011, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $241,000 and $259,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses and investment property on the financial statements included in “Item 8. Financial Statements and Supplementary Data”. The portion of these reimbursements included in investment property for the years ended December 31, 2012 and 2011 are construction management services provided by an affiliate of the General Partner of approximately $34,000 and $68,000, respectively. At December 31, 2012 and 2011, the Partnership owed approximately $344,000 and $125,000, respectively, for accountable administrative expenses, which is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 and $405,000 during the years ended December 31, 2012 and 2011, respectively, to fund real estate taxes and capital improvements at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2012 was 10.08%. Interest expense was approximately $27,000 and $4,000 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Partnership repaid advances and accrued interest of approximately $75,000 and $222,000, respectively, from operations and insurance proceeds. At December 31, 2012 and 2011, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $249,000 and $187,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner. During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $29,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 Units in the Partnership representing 63.32% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.32% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013. The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $43,000 and $40,000 for 2012 and 2011, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $9,000 for 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2012 and 2011.

Statements of Operations for the years ended December 31, 2012 and 2011.

Statements of Changes in Partners' Deficit for the years ended December 31, 2012 and 2011.

Statements of Cash Flows for the years ended December 31, 2012 and 2011.

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

Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 13, 2013
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 13, 2013
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 13, 2013
Stephen B. Waters	Accounting

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

EXHIBIT INDEX

Exhibit           Description of Exhibit

3.1           Certificates of Limited Partnership, as amended to date.

3.2           Fourth Amendment to the amended and restated limited partnership agreement of CCIP/2 dated January 8, 2002 (Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004).

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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.