Form 10-Q
period 2013-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2013-05-15
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	March 31,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$ 54	$ 143
Receivables and deposits	116	126
Other assets	91	85
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,188	10,158
Total investment property	13,848	13,818
Less accumulated depreciation	(5,217)	(5,053)
Investment property, net	8,631	8,765
Total assets	$ 8,892	$ 9,119

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 28	$ 34
Tenant security deposit liabilities	68	63
Distributions payable	141	141
Due to affiliates	506	593
Accrued property taxes	440	324
Other liabilities	137	190
Mortgage note payable	10,346	10,391
Total liabilities	11,666	11,736

Partners' Deficit
General partner	(481)	(479)
Limited partners	(2,293)	(2,138)
Total partners’ deficit	(2,774)	(2,617)
Total liabilities and partners’ deficit	$ 8,892	$ 9,119

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental income	$ 536	$ 532
Other income	109	70
Total revenues	645	602

Expenses:
Operating	278	257
General and administrative	65	83
Depreciation	164	161
Interest	179	179
Property taxes	116	81
Total expenses	802	761

Loss before income from merger of affiliated partnership	(157)	(159)
Income from merger of affiliated partnership	--	24
Net loss	$ (157)	$ (135)

Net loss allocated to general partner (1%)	$ (2)	$ (1)

Net loss allocated to limited partners (Series A) (99%)	$ (155)	$ (134)

Net loss per Series A unit	$ (0.17)	$ (0.15)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

		Limited
	General	Partners
	Partner	Series A	Total

Partners’ deficit at December 31, 2012	$ (479)	$(2,138)	$(2,617)

Net loss for the three months ended
March 31, 2013	(2)	(155)	(157)

Partners’ deficit at March 31, 2013	$ (481)	$(2,293)	$(2,774)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (157)	$ (135)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	164	161
Amortization of loan costs	10	10
Bad debt expense	27	7
Income from merger of affiliated partnership	--	(24)
Change in accounts:
Other assets	(16)	(34)
Receivables and deposits	(17)	8
Accounts payable	3	3
Accrued property taxes	116	81
Due to affiliates	(65)	57
Tenant security deposit liabilities	5	5
Other liabilities	(53)	(19)
Net cash provided by operating activities	17	120

Cash flows from investing activities:
Property improvements and replacements	(39)	(90)
Proceeds from merger of affiliated partnership	--	24
Net cash used in investing activities	(39)	(66)

Cash flows from financing activities:
Principal payments on mortgage note payable	(45)	(42)
Repayment of advances from affiliate	(22)	--
Net cash used in financing activities	(67)	(42)

Net increase (decrease) in cash and cash equivalents	(89)	12
Cash and cash equivalents at beginning of period	143	79
Cash and cash equivalents at end of period	$ 54	$ 91

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 175	$ 163
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 4	$ 10

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

At March 31, 2013 and December 31, 2012, the Partnership had outstanding 907,143.60 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation.

Going Concern

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner began marketing the Partnership’s investment property for sale in 2013. However, there can be no assurance that the General Partner will be successful in its attempt to sell the property during 2013. The 2013 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $29,000 for the three months ended March 31, 2013 and 2012, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $62,000 for the three months ended March 31, 2013 and 2012, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2013 and 2012 are construction management services provided by an affiliate of the General Partner of approximately $2,000 and $12,000, respectively. At March 31, 2013 and December 31, 2012, the Partnership owed approximately $276,000 and $344,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 during the year ended December 31, 2012 to fund real estate taxes at Highcrest Townhomes. No such advances were made during the three months ended March 31, 2013 or 2012.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at March 31, 2013 was 10.08%. Interest expense was approximately $6,000 and $5,000 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, the Partnership repaid advances and accrued interest of approximately $25,000. No such payments were made during the three months ended March 31, 2012. At March 31, 2013 and December 31, 2012, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $230,000 and $249,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2013, the Partnership was charged by Aimco and its affiliates approximately $12,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2013 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $29,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2012.

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

During the three months ended March 31, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the three months ended March 31, 2012 as the Partnership’s investment in the affiliated partnership was zero at the time of the merger.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At March 31, 2013, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,444,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2013 and 2012:

	Average Occupancy
Property	2013	2012

Highcrest Townhomes	94%	93%
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

Results of Operations

The Partnership recognized net losses of approximately $157,000 and $135,000 for the three months ended March 31, 2013 and 2012, respectively.  The increase in net loss is due to an increase in total expenses and a decrease in income from the merger of an affiliated partnership, partially offset by an increase in total revenues.

Total revenues increased for the three months ended March 31, 2013 primarily due to an increase in other income. Rental income remained relatively constant for the comparable periods.  The increase in other income is primarily due to an increase in resident utility reimbursements.

Total expenses increased for the three months ended March 31, 2013 due to increases in operating and property tax expenses, partially offset by a decrease in general and administrative expenses. Depreciation and interest expenses remained relatively constant for the comparable periods. The increase in operating expenses is due to increases in personnel costs and utility expenses at Highcrest Townhomes.  The increase in property tax expense is primarily due to an increase in the tax rate at Highcrest Townhomes.

The decrease in general and administrative expenses is primarily due to decreases in management reimbursements charged by the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.  Also included in general and administrative expenses for the three months ended March 31, 2013 and 2012 are costs associated with the annual audit required by the Partnership Agreement.

The Partnership had an investment as a special limited partner in an affiliated partnership.  During the three months ended March 31, 2012, the affiliated partnership merged with affiliates of the General Partner. As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the three months ended March 31, 2012 as the Partnership’s investment in the affiliated partnership was zero at the time of the merger.

Liquidity and Capital Resources

At March 31, 2013, the Partnership had cash and cash equivalents of approximately $54,000, compared with approximately $143,000 at December 31, 2012.  The decrease in cash and cash equivalents of approximately $89,000 is due to approximately $67,000 and $39,000 of cash used in financing and investing activities, respectively, partially offset by approximately $17,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage note payable encumbering the Partnership’s investment property and repayment of advances from AIMCO Properties, L.P.  Cash used in investing activities consisted of property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 during the year ended December 31, 2012 to fund real estate taxes at Highcrest Townhomes. No such advances were made during the three months ended March 31, 2013 or 2012.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at March 31, 2013 was 10.08%. Interest expense was approximately $6,000 and $5,000 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, the Partnership repaid advances and accrued interest of approximately $25,000. No such payments were made during the three months ended March 31, 2012. At March 31, 2013 and December 31, 2012, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $230,000 and $249,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2013, the Partnership completed approximately $30,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering and appliance replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,346,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner began marketing the Partnership’s investment property for sale in 2013.  There can be no assurance that the General Partner will be successful in its attempt to sell the property during 2013.

There were no distributions made to the partners during the three months ended March 31, 2013 or 2012. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.32% of the outstanding Units at March 31, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.32% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: May 15, 2013	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 15, 2013	By: /s/Stephen B. Waters
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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)                                  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.