Form 10-Q
period 2013-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2013-08-09
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	June 30,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$ 73	$ 143
Receivables and deposits	111	126
Other assets	74	85
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,100	10,158
Total investment property	13,760	13,818
Less accumulated depreciation	(5,268)	(5,053)
Investment property, net	8,492	8,765
Total assets	$ 8,750	$ 9,119

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 34	$ 34
Tenant security deposit liabilities	70	63
Distributions payable	141	141
Due to affiliates	534	593
Accrued property taxes	349	324
Other liabilities	164	190
Mortgage note payable	10,301	10,391
Total liabilities	11,593	11,736

Partners' Deficit
General partner	(481)	(479)
Limited partners	(2,362)	(2,138)
Total partners’ deficit	(2,843)	(2,617)
Total liabilities and partners’ deficit	$ 8,750	$ 9,119

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$ 579	$ 543	$ 1,115	$ 1,075
Other income	90	104	199	174
Total revenues	669	647	1,314	1,249

Expenses:
Operating	235	229	513	486
General and administrative	78	91	143	174
Depreciation	163	166	327	327
Interest	179	181	358	360
Property taxes	83	91	199	172
Total expenses	738	758	1,540	1,519

Loss before income from merger of affiliated partnership	(69)	(111)	(226)	(270)
Income from merger of affiliated partnership	--	--	--	24
Net loss	$ (69)	$ (111)	$ (226)	$ (246)

Net loss allocated to general partner (1%)	$ --	$ (1)	$ (2)	$ (2)
Net loss allocated to limited partners (Series A)(99%)	$ (69)	$ (110)	$ (224)	$ (244)

Net loss per Series A unit	$ (0.08)	$ (0.12)	$ (0.25)	$ (0.27)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

		Limited
	General	Partners
	Partner	Series A	Total

Partners’ deficit at December 31, 2012	$ (479)	$(2,138)	$(2,617)

Net loss for the six months ended
June 30, 2013	(2)	(224)	(226)

Partners’ deficit at June 30, 2013	$ (481)	$(2,362)	$(2,843)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$ (226)	$ (246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	327	327
Amortization of loan costs	20	20
Bad debt expense	23	28
Income from merger of affiliated partnership	--	(24)
Change in accounts:
Other assets	(9)	(17)
Receivables and deposits	(8)	(14)
Accounts payable	6	(5)
Accrued property taxes	25	14
Due to affiliates	(37)	118
Tenant security deposit liabilities	7	6
Other liabilities	(26)	(8)
Net cash provided by operating activities	102	199

Cash flows from investing activities:
Property improvements and replacements	(60)	(162)
Proceeds from merger of affiliated partnership	--	24
Net cash used in investing activities	(60)	(138)

Cash flows from financing activities:
Advances from affiliate	--	110
Repayment of advances from affiliate	(22)	--
Principal payments on mortgage note payable	(90)	(85)
Net cash provided by (used in) financing activities	(112)	25

Net increase (decrease) in cash and cash equivalents	(70)	86
Cash and cash equivalents at beginning of period	143	79

Cash and cash equivalents at end of period	$ 73	$ 165

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 334	$ 325

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 32

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

At June 30, 2013 and December 31, 2012, the Partnership had outstanding 907,143.60 limited partnership units.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $61,000 for the six months ended June 30, 2013 and 2012, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $75,000 and $124,000 for the six months ended June 30, 2013 and 2012, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2013 and 2012 are construction management services provided by an affiliate of the General Partner of approximately $2,000 and $21,000, respectively. At June 30, 2013 and December 31, 2012, the Partnership owed approximately $298,000 and $344,000, respectively, for accountable administrative expenses, which is included in due to affiliates.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 during the six months ended June 30, 2012 to fund real estate taxes at Highcrest Townhomes. No such advances were made during the six months ended June 30, 2013.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at June 30, 2013 was 10.08%. Interest expense was approximately $12,000 and $11,000 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, the Partnership repaid advances and accrued interest of approximately $25,000. No such payments were made during the six months ended June 30, 2012. At June 30, 2013 and December 31, 2012, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $236,000 and $249,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2013, the Partnership was charged by Aimco and its affiliates approximately $12,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2013 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $29,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2012.

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

During the six months ended June 30, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the six months ended June 30, 2012, as the Partnership’s investment in the affiliated partnership was zero at the time of the merger.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At June 30, 2013, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,367,000.

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

Note F – Investment Property

During the three months ended June 30, 2013, the Partnership retired and wrote-off property improvements and replacements no longer being used that had a cost basis of approximately $112,000 and accumulated depreciation of approximately $112,000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2013 and 2012:

	Average Occupancy
Property	2013	2012

Highcrest Townhomes	95%	95%
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

Results of Operations

The Partnership recognized net losses of approximately $69,000 and $226,000 for the three and six months ended June 30, 2013, respectively, compared to net losses of approximately $111,000 and $246,000 for the three and six months ended June 30, 2012, respectively.  The decrease in net loss for the three months ended June 30, 2013 is due to an increase in total revenues and a decrease in total expenses. The decrease in net loss for the six months ended June 30, 2013 is due to an increase in total revenues, partially offset by an increase in total expenses and a decrease in income from the merger of an affiliated partnership.

Total revenues increased for the three months ended June 30, 2013 due to an increase in rental income, partially offset by a decrease in other income. The increase in total revenues for the six months ended June 30, 2013 is due to increases in both rental and other income. The increase in rental income for both periods is due to an increase in the average rental rate at Highcrest Townhomes. Also contributing to the increase in rental income for the three months ended June 30, 2013 is a decrease in bad debt expense.  The decrease in other income for the three months ended June 30, 2013 is primarily due to decreases in resident utility reimbursements and lease cancellation fees at the property. The increase in other income for the six months ended June 30, 2013 is primarily due to increases in resident utility reimbursements and resident parking fees at the property.

Total expenses decreased for the three months ended June 30, 2013 due to decreases in general and administrative expenses and property tax expenses.  Total expenses increased for the six months ended June 30, 2013 due to increases in operating and property tax expenses, partially offset by a decrease in general and administrative expenses. Both depreciation and interest expense remained relatively constant for both periods. Operating expenses remained relatively constant for the three months ended June 30, 2013.  The increase in operating expenses for the six months ended June 30, 2013 is primarily due to increases in salaries and related benefits and utility expenses, partially offset by decreases in turnover and repairs and maintenance costs at the property.  The increase in property tax expense for the six months ended June 30, 2013 is primarily due to an increase in the tax rate at Highcrest Townhomes. The decrease in property tax expense for the three months ended June 30, 2013 is primarily due to an adjustment recorded during the three months ended June 30, 2012 as the 2011 tax bill was higher than estimated.

The decrease in general and administrative expenses for both periods is primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2013 and 2012 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership had an investment as a special limited partner in an affiliated partnership.  During the six months ended June 30, 2012, the affiliated partnership merged with affiliates of the General Partner. As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the six months ended June 30, 2012 as the Partnership’s investment in the affiliated partnership was zero at the time of the merger.

Liquidity and Capital Resources

At June 30, 2013, the Partnership had cash and cash equivalents of approximately $73,000, compared with approximately $143,000 at December 31, 2012.  The decrease in cash and cash equivalents of approximately $70,000 is due to approximately $112,000 and $60,000 of cash used in financing and investing activities, respectively, partially offset by approximately $102,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage note payable encumbering the Partnership’s investment property and repayment of advances from AIMCO Properties, L.P.  Cash used in investing activities consisted of property improvements and replacements.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $110,000 during the six months ended June 30, 2012 to fund real estate taxes at Highcrest Townhomes. No such advances were made during the six months ended June 30, 2013.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at June 30, 2013 was 10.08%. Interest expense was approximately $12,000 and $11,000 for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, the Partnership repaid advances and accrued interest of approximately $25,000. No such payments were made during the six months ended June 30, 2012. At June 30, 2013 and December 31, 2012, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $236,000 and $249,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2013, the Partnership completed approximately $54,000 of capital improvements at Highcrest Townhomes, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,301,000 is being amortized over 360 months and requires a balloon payment of approximately $9,414,000 in 2017. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner began marketing the Partnership’s investment property for sale in 2013.  There can be no assurance that the General Partner will be successful in its attempt to sell the property during 2013.

There were no distributions made to the partners during the six months ended June 30, 2013or 2012. Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.32% of the outstanding Units at June 30, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.32% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: August 9, 2013	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 9, 2013	By: /s/Stephen B. Waters
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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)                                   As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.