Form 10-Q
period 2013-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 2
filed 2013-11-13
CIK 719184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

BALANCE SHEETS

(Unaudited)

 (in thousands)

	September 30,	December 31,
	2013	2012

Assets held for sale:
Cash and cash equivalents	$ 157	$ 143
Receivables and deposits	121	126
Other assets	46	85
Investment property:
Land	3,660	3,660
Buildings and related personal property	10,129	10,158
Total investment property	13,789	13,818
Less accumulated depreciation	(5,431)	(5,053)
Investment property, net	8,358	8,765
Total assets	$ 8,682	$ 9,119

Liabilities and Partners' Deficit
Liabilities related to assets held for sale:
Accounts payable	$ 41	$ 34
Tenant security deposit liabilities	73	63
Distributions payable	141	141
Due to affiliates	658	593
Accrued property taxes	262	324
Other liabilities	180	190
Mortgage note payable	10,255	10,391
Total liabilities	11,610	11,736

Partners' Deficit
General partner	(482)	(479)
Limited partners	(2,446)	(2,138)
Total partners’ deficit	(2,928)	(2,617)
Total liabilities and partners’ deficit	$ 8,682	$ 9,119

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	559	551	1,674	1,626
Other income	124	98	323	272
Total revenues	683	649	1,997	1,898

Expenses:
Operating	276	228	789	714
General and administrative	63	84	206	258
Depreciation	163	165	490	492
Interest	179	181	537	541
Property taxes	87	81	286	253
Total expenses	768	739	2,308	2,258

Loss before income from merger of
affiliated partnership	(85)	(90)	(311)	(360)
Income from merger of affiliated partnership	--	--	--	24
Net loss	$ (85)	$ (90)	$ (311)	$ (336)

Net loss allocated to general partner (1%)	$ (1)	$ (1)	$ (3)	$ (3)
Net loss allocated to limited partners
(Series A) (99%)	$ (84)	$ (89)	$ (308)	$ (333)

Net loss per Series A unit	$ (0.09)	$ (0.10)	$ (0.34)	$ (0.37)

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

		Limited
	General	Partners
	Partner	Series A	Total

Partners’ deficit at December 31, 2012	$ (479)	$(2,138)	$(2,617)

Net loss for the nine months ended
September 30, 2013	(3)	(308)	(311)

Partners’ deficit at September 30, 2013	$ (482)	$(2,446)	$(2,928)

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$ (311)	$ (336)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	490	492
Amortization of loan costs	30	30
Bad debt expense	49	38
Income from merger of affiliated partnership	--	(24)
Change in accounts:
Other assets	9	--
Receivables and deposits	(44)	(30)
Accounts payable	20	(1)
Accrued property taxes	(62)	(63)
Due to affiliates	(8)	178
Tenant security deposit liabilities	10	9
Other liabilities	(10)	25
Net cash provided by operating activities	173	318

Cash flows from investing activities:
Property improvements and replacements	(96)	(265)
Proceeds from merger of affiliated partnership	--	24
Net cash used in investing activities	(96)	(241)

Cash flows from financing activities:
Principal payments on mortgage note payable	(136)	(128)
Advances from affiliate	95	110
Repayment of advances from affiliate	(22)	--
Net cash used in financing activities	(63)	(18)

Net increase in cash and cash equivalents	14	59
Cash and cash equivalents at beginning of period	143	79
Cash and cash equivalents at end of period	$ 157	$ 138

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 496	$ 486

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 12

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/2, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

At September 30, 2013 and December 31, 2012, the Partnership had outstanding 907,143.60 limited partnership units.

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Partnership Termination

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2013 and the term cannot be extended, the General Partner began marketing the Partnership’s investment property for sale in 2013.

The respective assets and liabilities of Highcrest Townhomes met all criteria to be classified as held for sale as of September 30, 2013 and December 31, 2012.  Those respective assets and liabilities are measured at their carrying value as the carrying value is lower than the fair value less costs to sell. The accompanying statements of discontinued operations for the three and nine months ended September 30, 2013 and 2012 are presented to reflect the operations of Highcrest Townhomes as discontinued operations. On October 30, 2013, the Partnership sold Highcrest Townhomes to a third party for a total sales price of $20,175,000. Subsequent to the sale, the Partnership commenced the liquidation process and plans to have that process completed no later than June 2014.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership’s property as compensation for providing property management services. The Partnership paid to such affiliates approximately $99,000 and $93,000 for the nine months ended September 30, 2013 and 2012, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $95,000 and $180,000 for the nine months ended September 30, 2013 and 2012, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2013 and 2012 are construction management services provided by an affiliate of the General Partner of approximately $3,000 and $28,000, respectively. At September 30, 2013 and December 31, 2012, the Partnership owed approximately $321,000 and $344,000, respectively, for accountable administrative expenses, which is included in due to affiliates.  Subsequent to September 30, 2013, the Partnership paid the outstanding balance of accountable administrative expenses with proceeds received from the sale of Highcrest Townhomes.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $95,000 and $110,000 during the nine months ended September 30, 2013 and 2012, respectively, to fund real estate taxes at Highcrest Townhomes.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at September 30, 2013 was 10.08%. Interest expense was approximately $18,000 and $19,000 for the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013, the Partnership repaid advances and accrued interest of approximately $25,000. No such payments were made during the nine months ended September 30, 2012. At September 30, 2013 and December 31, 2012, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $337,000 and $249,000, respectively, and are included in due to affiliates. Subsequent to September 30, 2013, the Partnership repaid the total outstanding advances and accrued interest with proceeds received from the sale of Highcrest Townhomes.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2013, the Partnership was charged by Aimco and its affiliates approximately $12,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2013 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $29,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2012.

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

During the nine months ended September 30, 2012, the affiliated partnership merged with affiliates of the General Partner.  As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the nine months ended September 30, 2012, as the Partnership’s investment in the affiliated partnership was zero at the time of the merger.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.  The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates its fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At September 30, 2013, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $11,091,000.

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

Note F – Investment Property

During the nine months ended September 30, 2013, the Partnership retired and wrote-off property improvements and replacements no longer being used that had a cost basis of approximately $112,000 and accumulated depreciation of approximately $112,000.

Note G – Subsequent Event

On October 30, 2013, the Partnership sold Highcrest Townhomes, its sole investment property, to a third party for a total sales price of $20,175,000.  The net proceeds realized by the Partnership were approximately $19,878,000 after payment of closing costs of approximately $297,000.  The Partnership used approximately $10,240,000 to repay the mortgage encumbering the property.  The Partnership anticipates recognizing a gain, during the fourth quarter of 2013, of approximately $11,441,000 as a result of the sale.  In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the fourth quarter of 2013, of approximately $2,000,000 as a result of the write off of unamortized loan costs and payment of a prepayment penalty of approximately $1,993,000.  Due to the sale of its sole investment property, the Partnership expects to liquidate by June 30, 2014.  Subsequent to September 30, 2013, the Partnership distributed approximately $6,275,000 of proceeds from the sale to its partners (approximately $6.92 per Series A limited partnership unit).

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2013 and 2012:

	Average Occupancy
Property	2013	2012

Highcrest Townhomes	95%	95%
Wood Ridge, Illinois

Results of Operations

The statements of discontinued operations for both the three and nine months ended September 30, 2013 and 2012 are presented to reflect the operations of Highcrest Townhomes as discontinued operations.  The assets and liabilities of Highcrest Townhomes are classified as held for sale as of September 30, 2013 and December 31, 2012. On October 30, 2013, the Partnership sold Highcrest Townhomes to a third party for a total sales price of $20,175,000.

The Partnership recognized net losses of approximately $85,000 and $311,000 for the three and nine months ended September 30, 2013, respectively, compared to net losses of approximately $90,000 and $336,000 for the three and nine months ended September 30, 2012, respectively.  The decrease in net loss for both the three and nine months ended September 30, 2013 is due to an increase in total revenues, partially offset by an increase in total expenses. The decrease in net loss for the nine months ended September 30, 2013 is also partially offset by a decrease in income from the merger of an affiliated partnership.

Total revenues increased for the three months ended September 30, 2013 due to an increase in other income.  Total revenues increased for the nine months ended September 30, 2013 due to an increase in both rental and other income. Rental income remained relatively constant for the three months ended September 30, 2013. The increase in rental income for the nine months ended September 30, 2013 is due to an increase in the average rental rate at Highcrest Townhomes, partially offset by an increase in bad debt expense.  The increase in other income for both the three and nine months ended September 30, 2013 is primarily due to increases in resident utility reimbursements, lease cancellation fees and resident parking fees at the property.

Total expenses increased for both the three and nine months ended September 30, 2013 due to increases in operating and property tax expenses, partially offset by a decrease in general and administrative expense. Both depreciation and interest expenses remained relatively constant for both periods. The increase in operating expenses for the three months ended September 30, 2013 is primarily due to increases in repair and maintenance costs and contract services at the property. The increase in operating expenses for the nine months ended September 30, 2013 is primarily due to increases in salaries and related benefits, utility expenses and repair and maintenance costs at the property.  The increase in property tax expense for both periods is primarily due to an increase in the tax rate at Highcrest Townhomes.

The decrease in general and administrative expenses for both periods is primarily due to a decrease in management reimbursements charged by the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership had an investment as a special limited partner in an affiliated partnership.  During the nine months ended September 30, 2012, the affiliated partnership merged with affiliates of the General Partner. As a result of the completion of the merger, the Partnership received approximately $24,000 as consideration for its special limited partnership interest, which is reflected as income from merger of affiliated partnership for the nine months ended September 30, 2012 as the Partnership’s investment in the affiliated partnership was zero at the time of the merger.

Liquidity and Capital Resources

At September 30, 2013, the Partnership had cash and cash equivalents of approximately $157,000, compared with approximately $143,000 at December 31, 2012.  The increase in cash and cash equivalents of approximately $14,000 is due to approximately $173,000 of cash provided by operating activities, partially offset by approximately $96,000 and $63,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgage note payable encumbering the Partnership’s investment property and repayment of advances from AIMCO Properties, L.P., partially offset by an advance received from AIMCO Properties, L.P.

Pursuant to the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $95,000 and $110,000 during the nine months ended September 30, 2013 and 2012, respectively, to fund real estate taxes at Highcrest Townhomes. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at September 30, 2013 was 10.08%. Interest expense was approximately $18,000 and $19,000 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, the Partnership repaid advances and accrued interest of approximately $25,000. No such payments were made during the nine months ended September 30, 2012. At September 30, 2013 and December 31, 2012, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $337,000 and $249,000, respectively, and are included in due to affiliates.  Subsequent to September 30, 2013, the Partnership repaid the total outstanding advances and accrued interest with proceeds received from the sale of Highcrest Townhomes.

During the nine months ended September 30, 2013, the Partnership completed approximately $83,000 of capital improvements at Highcrest Townhomes, consisting primarily of air conditioning and water heater upgrades and appliance and floor covering replacement. These improvements were funded from operations. On October 30, 2013, the Partnership sold Highcrest Townhomes to a third party.

The Partnership's assets are thought to be generally sufficient for any near-term needs of the Partnership. The mortgage indebtedness encumbering Highcrest Townhomes of approximately $10,255,000 required monthly payments of principal and interest and a balloon payment of approximately $9,414,000 in 2017. In connection with the sale of the property on October 30, 2013, the mortgage was repaid with sale proceeds.

There were no distributions made to the partners during the nine months ended September 30, 2013 or 2012.  Subsequent to September 30, 2013, the Partnership distributed approximately $6,275,000 of proceeds from the sale of Highcrest Townhomes to its partners (approximately $6.92 per Series A limited partnership unit).

The Partnership’s cash available for distribution will be reviewed on a quarterly basis.  Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 574,447.25 limited partnership units (the "Units") in the Partnership representing 63.32% of the outstanding Units at September 30, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.32% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less.  The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease.  The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current residents and all receivables due from former resdients.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/2, LP

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2013	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2013	By: /s/Stephen B. Waters
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

10.47         Purchase and Sale Contract between CCIP/2 Highcrest, L.L.C., a Delaware limited liability company, and Laramar Kona Real Estate Associates LLC, a Delaware limited liability company  (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 15, 2013).

10.48         First Amendment to Purchase and Sale Contract between CCIP/2 Highcrest, L.L.C., a Delaware limited liability company, and Laramar Kona Real Estate Associates LLC, a Delaware limited liability company (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2013).

10.49         Second Amendment to Purchase and Sale Contract between CCIP/2 Highcrest, L.L.C., a Delaware limited liability company, and Highcrest Townhomes Apartments, LLC, a Delaware limited liability company (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 18, 2013).

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

101           XBRL (Extensible Business Reporting Language). The following materials from Consolidated Capital Institutional Properties/2, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of discontinued operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)                                    As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.